Form 10-Q
period 1999-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 1999-06-01
CIK 751799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                        Commission file number _______


                       CALIFORNIA STEEL INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                                    33-0051150
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


14000 San Bernardino Avenue                                                92335
    Fontana, California                                               (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (909) 350-6200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( ) Yes (X) No


As of May 14, 1999, 1,000 shares of the Company's common stock, no par value, were outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents

                                                                            Page
Part I.  Financial Information

         Item 1.  Financial Statements

               Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1998......................  2

               Consolidated Statements of Income for the three months ended
                  March 31, 1999 and 1998...................................  3

               Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998...................  4

               Notes to Consolidated Financial Statements...................  5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................  7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  9

Part II. Other Information

         Item 1.  Legal Proceedings.........................................  9

         Item 2.  Changes in Securities and Use of Proceeds................. 10

         Item 4.  Submission of Matters to a Vote of Security Holders....... 10

         Item 6.  Exhibits and Reports on Form 8-K.......................... 11

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CALIFORNIA STEEL INDUSTRIES, INC.
               AND SUBSIDIARY

    Consolidated Balance Sheets (Unaudited)
    (In thousands, except per share amount)

                                                                            As of             As of
                                                                          March 31,        December 31,
                                                                            1999              1998
                               Assets                                  ---------------    --------------
Current assets:
     Cash and cash equivalents.......................................       $  8,040          $ 11,962
     Trade accounts receivable, less allowance for doubtful
      receivables....................................................         60,072            53,630
     Inventories.....................................................        162,436           173,396
     Deferred income taxes...........................................          4,545             4,545
     Other receivables and prepaid expenses..........................          7,050             5,211
                                                                            --------          --------
            Total current assets.....................................        242,143           248,744
                                                                            --------          --------
Investments in affiliated company....................................         34,726            34,726
Other assets.........................................................          1,451                --
Property, plant and equipment, net...................................        254,871           251,163
                                                                            --------          --------
            Total assets.............................................       $533,191          $534,633
                                                                            ========          ========
                Liabilities and stockholders' equity
Current liabilities:
     Notes payable to banks..........................................       $     --          $103,700
     Current installments of long-term debt..........................         20,000            20,000
     Accounts payable................................................         37,792            50,550
     Income tax payable..............................................          6,369                --
     Other accrued expenses..........................................         21,519            22,344
                                                                            --------          --------
            Total current liabilities................................         85,680           196,594
                                                                            --------          --------
Long-term debt, excluding current installments.......................        220,324           120,000
Deferred income taxes................................................         26,740            26,740

Stockholders' equity:
     Class C preferred stock, $10,000 par value per share.
      Authorized 3,000 shares; issued and outstanding 3,000 shares...         30,000            30,000
     Common stock, no par value.  Authorized 2,000 shares; issued
      and outstanding 1,000 shares...................................         10,000            10,000
     Retained earnings...............................................        160,447           151,299
                                                                            --------          --------
            Total stockholders' equity...............................        200,447           191,299
     Commitments and contingencies...................................             --                --
                                                                            --------          --------
            Total liabilities and stockholders' equity...............       $533,191          $534,633
                                                                            ========          ========

See accompanying notes to consolidated financial statements.

                 CALIFORNIA STEEL INDUSTRIES, INC.
                           AND SUBSIDIARY
           Consolidated Statements of Income (Unaudited)
                           (In thousands)


                                                                                 Three Months Ended March 31,
                                                                             -----------------------------------
                                                                                    1999                    1998
                                                                             -----------            ------------
Net sales...........................................................            $160,994                $176,175
     Cost of sales, net of LIFO reserve.............................             134,443                 154,660
                                                                                --------                --------
            Gross profit............................................              26,551                  21,515
Selling, general and administrative expenses........................               7,321                   7,279
                                                                                --------                --------
            Income from operations..................................              19,230                  14,236

Other income (expense):
     Equity in income of affiliate..................................                  --                     364
     Interest expense, net..........................................              (3,774)                 (3,927)
     Other, net.....................................................                  61                     (18)
                                                                                --------                --------
            Income before income taxes..............................              15,517                  10,655
Income taxes........................................................               6,369                   4,374
                                                                                --------                --------
            Net income..............................................            $  9,148                $  6,281
                                                                                ========                ========

See accompanying notes to consolidated financial statements.

                 CALIFORNIA STEEL INDUSTRIES, INC.
                           AND SUBSIDIARY
         Consolidated Statements of Cash Flows (Unaudited)
                           (In thousands)

                                                                                 Three Months Ended March 31,
                                                                             -------------------------------------
                                                                                1999                    1998
                                                                                ----                    ----
Cash flows from operating activities:
     Net income.....................................................           $   9,148               $  6,281
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization...............................               5,996                  7,222
        Loss on disposition and write-down of idle plant and
         equipment..................................................                  --                    307
        Undistributed earnings of affiliate.........................                  --                   (363)
        Dividends received from affiliate...........................                  --                    292
        Change in assets and liabilities:
          Trade accounts receivable, net............................              (6,441)               (10,041)
          Inventories...............................................              10,960                 (1,310)
          Other receivables and prepaid expenses....................              (1,839)                (1,875)
          Other assets..............................................              (1,451)                    --
          Accounts payable..........................................             (12,758)                 4,422
          Income taxes payable......................................               6,369                  4,374
          Other accrued expenses....................................                (825)                 2,435
                                                                               ---------               --------
          Net cash provided by operating activities.................               9,159                 11,744
                                                                               ---------               --------
Cash flows from investing activities:
     Additions to property, plant and equipment.....................              (9,705)                (9,967)
                                                                               ---------               --------
          Net cash used in investing activities.....................              (9,705)                (9,967)
                                                                               ---------               --------
Cash flows from financing activities:
     Net repayments under line-of-credit agreement with banks.......            (103,700)                  (255)
     Proceeds from issuance of long-term debt.......................             100,324                     --
     Dividends paid.................................................                  --                 (8,385)
                                                                               ---------               --------
        Net cash used in financing activities.......................              (3,376)                (8,640)
                                                                               ---------               --------
        Net decrease in cash and cash equivalents...................              (3,922)                (6,863)
     Cash and cash equivalents at beginning of period...............              11,962                 10,343
                                                                               ---------               --------
     Cash and cash equivalents at end of period.....................           $   8,040               $  3,480
                                                                               =========               ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest (net of amount capitalized)........................           $   4,454               $  4,839
        Income taxes................................................                  --                     --
                                                                               =========               ========

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY
Notes To Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation
    ---------------------

    The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

    The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ending December 31, 1998 and 1997 contained in California Steel Industries, Inc.'s Offering Memorandum dated March 30, 1999.

2.  New Accounting Pronouncements
    -----------------------------

    In June 1998, the Financial Accounts Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Application of this accounting standard is not expected to have a material impact on our financial position, results of operations or liquidity.

3.  Inventories
    -----------

    Inventories are stated at the lower of cost (determined under the last-in, first-out method of accounting) or market value.

                                                                March 31, 1999         December 31, 1998
                                                                (In thousands)          (In thousands)
                                                           -----------------------------------------------
          Finished goods..................................         $ 41,163                    $ 45,641
          Work-in-process.................................           23,632                      25,503
          Raw materials...................................           93,114                      96,552
          Other...........................................            4,527                       5,700
                                                                   --------                    --------
            Total.........................................         $162,436                    $173,396
                                                                   ========                    ========

4.  Credit Facility and Senior Notes
    --------------------------------

    As of March 10, 1999, we entered into a new bank facility with a syndicate of financial institutions led by BankBoston, N.A. ("BKB") as loan and collateral agent, Bank of America National Trust and Savings Association, as letter of credit agent and documentation agent, and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC, as arrangers. The new bank facility provides for a revolving credit facility with an aggregate principal amount of up to $130,000,000 (including a $25,000,000 sublimit for letters of credit), subject in all respects to a borrowing base coverage requirement. A substantial portion of the advances available under the new bank facility were drawn on March 10, 1999 to permanently repay an existing credit facility provided by a syndicate of financial institutions led by The Dai-Ichi Kangyo Bank, Limited, Los Angeles Agency. The new bank facility has a term of five years. Subject to the satisfaction of customary conditions, advances under the new bank facility may be made at any time prior to the new bank facility termination date and may be used for working capital, capital expenditures and other corporate purposes.

     At our election, amounts advanced under the new bank facility bear interest at (i) the Base Rate or (ii) the Eurodollar Rate, plus the Applicable Margin. The "Base Rate" is equal to the highest of (a) the rate of interest announced publicly by BKB from time to time as BKB's prime rate and (b) the federal funds rate plus .500%, in each case as in effect from time to time. The "Eurodollar Rate" is the applicable reserve-adjusted rate for eurodollar deposits in the interbank eurodollar market. The Applicable Margin in effect from time to time will range from 0.700% to 1.00% based on our Leverage Ratio (as defined in the new bank facility).

     The new bank facility is secured by a first priority security interest in our cash, accounts receivable, inventory and other assets.

     On April 6, 1999, we issued an aggregate of $150,000,000 of ten-year 8.5% senior unsecured notes. Interest is payable on the notes on April 1 and October 1, commencing October 1, 1999. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after April 1, 2004. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends on, redeem or repurchase capital stock, make investments, create liens, sell assets, sell capital stock of certain of our subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries on a consolidated basis.

     Proceeds from the notes were used to permanently repay outstanding bank debt under a $10,000,000 term loan provided by The Dai-Ichi Kangyo Bank, Netherlands, and $50,000,000 under a revolving credit facility and $80,000,000 under a term loan under a $150 million credit facility provided by a syndicate of institutions led by the Industrial Bank of Japan, Ltd., Los Angeles Agency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
---------------------------

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "intends", and "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on our financial performance. These factors include a national or regional slowdown which decreases the demand for our products, high levels of steel imports, intense competition in our industry and uninsured risks such as earthquakes. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
---------------------

                                                                           Tons Billed
                                                                            March 31,
                                                     ----------------------------------------------------
                                                                 1999                      1998
                                                     ----------------------------------------------------
Hot Rolled...........................................         225,422                   224,692
Cold Rolled..........................................          65,816                    57,055
Galvanized...........................................         115,290                    87,206
ERW Pipe.............................................          22,416                    32,099
                                                              -------                   -------
Total................................................         428,944                   401,052
                                                              =======                   =======

     Net sales. Net sales decreased $15,181,000, or 8.6%, from $176,175,000 for the three months ended March 31, 1998 to $160,994,000 for the three months ended March 31, 1999. Net billed tons increased by 27,892, or 7.0%, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. First quarter 1999 unit prices on all flat rolled products continued to be negatively impacted by the lingering effects of import surges during 1998, although the impact of imports was slightly offset by a shift in product mix emphasizing cold rolled and galvanized products, as we generally sell cold rolled and galvanized products at higher prices than hot rolled products.

     Gross profit. Gross profit increased $5,036,000, or 23.4%, from $21,515,000 for the three months ended March 31, 1998 to $26,551,000 for the three months ended March 31, 1999. Gross profit as a percentage of net sales increased from 12.2% for the three months ended March 31, 1998 to 16.59% for the same period in 1999. Our gross profit increased as a result of (i) our slab costs decreasing at a faster rate than our unit sales prices, (ii) a product mix that included more of the higher value added galvanized products and (iii) higher sales volumes. Additionally, during first quarter 1999, we recorded a $7,138,000 LIFO adjustment versus a $3,938,000 LIFO adjustment recorded for first quarter 1998, as a result of lower inventory costs. If we had used the FIFO method of accounting instead, gross profit as a percentage of net sales would have decreased to 10.0% for the three month period ended March 31, 1998 and 12.1% for the three month period ended March 31, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses remained relatively flat period to period at $7,279,000 for the first three months of 1998 compared to $7,321,000 for the same period in 1999.

     Interest expense. Interest expense decreased $153,000, or 3.9%, from $3,927,000 for the first quarter 1998, to $3,774,000 for the first quarter 1999. Average outstanding debt increased slightly during the first quarter of 1999 compared to the first quarter 1998, but was offset by lower effective interest rates during the three months ended March 31, 1999. Interest expense figures are net of interest income and capitalized interest of $205,000 for the three months ended March 31, 1999 and $364,000 for the three months ended March 31, 1998.

     Income taxes. As a result of higher income before tax, income taxes increased $1,995,000 from $4,374,000 for the three month period ended March 31, 1998 to $6,369,000 for the three month period ending March 31, 1999. Our effective book tax rate was unchanged for the two periods at 41.05%.

     Net income. Net income for the three month period ended March 31, 1999 was $9,148,000 as compared to $6,281,000 for the three month period ended March 31, 1998, for a period to period increase of 45.6%.

Liquidity and Capital Resources
-------------------------------

     At March 31, 1999, we had $8,040,000 in cash and cash equivalents and $10,098,000 in financing available under our credit facilities. During the three months ended March 31, 1999, cash flow from operations generated $9,159,000, which consisted of $9,148,000 in net income, $5,996,000 in depreciation and amortization expense and a net cash flow decrease of $5,985,000 due to changes in assets and liabilities, the majority of which were a $10,960,000 decrease in inventories and a $12,758,000 decrease in payables.
Cash flow from investing activities during the three months ended March 31, 1999 consisted predominately of $9,705,000 of capital expenditures. Cash flow from financing activities during the three months ended March 31, 1999 consisted of net repayments under both short and long-term lines of credit.

     As of March 10, 1999, we entered into a new $130,000,000 five-year bank facility of which $100,300,000 was outstanding as of March 31, 1999. The new bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the new bank facility may be made at any time prior to the new bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is sixty (60) days prior to the maturity of the 8.5% senior notes. Such advances may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

     We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under the new bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 1999.

Year 2000
---------

     In 1997, we began to examine our systems for Year 2000 compliance. We have identified substantially all of our major hardware and software platforms in use as well as our non-information technology systems such as buildings, plant, equipment, and other infrastructure systems that may contain embedded micro-controller technology. We also have assessed the status of Year 2000 compliance of major vendors, third party network providers and other material service providers.

     We have determined our systems requirements on a company-wide basis and have begun the implementation of an enterprise resource planning (ERP) system, which is intended not only to remedy all Year 2000 exposures, but also to modernize several aspects of our non-production systems technologies. In relation thereto, we have signed contracts with substantially all of our significant hardware, software, and other equipment vendors and third party providers related to Year 2000 compliance.

     As of March 31, 1999, we have incurred approximately $958,000 in costs related to the implementation of the ERP system. We currently estimate the total ERP implementation discussed above will cost approximately $1,990,000 and these costs will be capitalized to the extent permitted under generally acceptable accounting principles. We expect the balance of $1,032,000 relating to this project will be incurred in the second quarter of 1999.

     Although our efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issues on our business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing the ERP system or the failure of its major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner may have a material adverse effect on our business, results of operations, and financial condition. Our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments in our industry.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our $150,000,000 senior unsecured notes and on our $130,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt such as the senior unsecured notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of the debt, but do affect earnings and cash flow. We do not have an obligation to repay our senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. Management believes that the interest rate on the senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at LIBOR plus 70 to 100 basis points and management estimates that average outstandings under the facility for the year will be $80,000,000. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $800,000 for the year.

     Management does not believe that the future market rate risk related to the senior notes and the floating rate bank facility will have a material impact on the Company's financial position, results of operations or liquidity.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are from time to time involved in litigation to the conduct of our business. As of March 31, 1999, CSI was a defendant in certain ordinary course litigation brought by two former employees. Subsequent to March 31, 1999, one action was resolved resulting in no material impact to our financial condition. On September 30, 1998, we joined 11 major domestic steel producers in filing a Petition for the Imposition of Antidumping Duties and Countervailing Duties pursuant to Section 701, 702, 731 and 732(b) of the tariff Act of 1930, as amended, before the International Trade Commission of the U.S. Department of Commerce (the "DOC") and the U.S. International Trade Commission ("USITC") (Case Nos. C-351-826, A-588-846, A-821-809 and A-351-828) in the matter of certain hot rolled carbon steel flat products from Japan, Brazil, and the Russian Federation. At issue is whether Japan, Brazil and Russia committed unfair and anti-competitive trade practices in relation to their export of hot rolled band products into the United States. The DOC arrived at a preliminary decision on the alleged mispractices in February 1999. Based on the preliminary determination, the DOC will require Japanese and Brazilian importers of hot rolled steel products to post a bond or cash deposit on all imports of these products. The Russian Federation has tentatively agreed to a six-month moratorium on imports, to reduce Russian imports of steel mill products by almost 70%, to post a similar bond or cash deposit and to sell steel at minimum prices per metric ton. On April 29, 1999, the DOC issued a final determination on Japanese hot rolled material substantially confirming the preliminary determination and postponed its final determinations for Brazil and Russia for approximately 30 days. Within 45 days of a final determination, the USITC will make a final investigation and determination of whether the domestic steel industry is suffering material injury or threat thereof by reason of unfair imports.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities
---------------------------------------

     On April 6, 1999, we issued $150,000,000 principal amount of 8.50% fixed interest rate senior unsecured notes due 2009 to Merrill Lynch & Co., Merrill, Lynch Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC (collectively, the "Initial Purchasers"). The aggregate price to the public of our senior unsecured notes was $150,000,000 and the aggregate Initial Purchasers' discounts and commissions were $3,375,000 resulting in aggregate proceeds to us of $146,625,000. We sold the senior unsecured notes in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Initial Purchasers subsequently resold the senior unsecured notes in reliance on Rule 144A under the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with our senior unsecured notes offering described in Item 2 above, we solicited the consent of our stockholders to the issuance of the senior unsecured notes and matters related thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

Exhibit
-------
Number      Description
------      -----------
  3.1       Certificate of Incorporation of the Registrant as amended by
            Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of
            Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12,
            1988, with the Delaware Secretary of State, and, as amended by the
            Certificate of Ownership merging CSI Tubular Products, Inc. into the
            Registrant, filed with the Delaware Secretary of State on December
            20, 1993.

  3.2       Bylaws of the Registrant.

  4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009.

  4.2       Specimen Series B note (included in Exhibit 4.1).

  4.3       Shareholders' Agreement, dated June 27, 1995, by and among Rio
            Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings
            (USA), Inc. and Kawasaki Steel Corporation.

  10.1      Revolving Credit Agreement, dated as of March 10, 1999, among the
            Registrant, the Lending Institutions from time to time party thereto as lenders, BancBoston, N.A., in its capacity as Loan and Collateral
            Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery
            Securities LLC, as the Arrangers.

  10.2 Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia
            Siderurgica De Tubarao ("CST"), as amended by Memorandum of
            Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-
            02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of December 11, 1986, Memorandum of Agreement No. MA-04, dated as of December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of December 11, 1996.

  10.3 Facsimile transmission, dated October 27, 1998 from the Registrant to CST, confirming the parties mutual understanding that the Registrant will acquire 700,000 metric tons of steel slab from CST for 1999 delivery.

  10.4      E-mails from Broken Hill Proprietary Company Ltd. ("BHP") to the
            Registrant, dated October 13, 1998 and October 15, 1998, respectively, confirming the Registrant's and BHP's mutual agreement of October 9, 1998 and October 14, 1998, to purchase and supply
            70,000 metric tons and 280,000 metric tons of steel slab during 1999.


  10.5      Letter, dated October 6, 1998, from the Registrant to Companhia
            Siderurgica National ("CSN"), confirming CSN's agreement to supply the Registrant with 100,000 metric tons of steel in 1999.

  10.6 Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia, as amended.

  10.7      The Burlington Northern and Santa Fe Railway Company BNSFC 302606
            Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad Company.

  10.8      Stevedore and Terminal Services Agreement, dated as of January 1,
            1996, between Rio Doce Pasha Terminal L.P. and the Registrant, as amended.

  10.9 Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of
            California, National Association.

  10.10 Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser
            Steel Land Development, Inc.

  10.11 Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.

  10.12 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental
            Protection Agency, Department of Toxic Substances Control.

  10.13     Purchase Agreement dated March 30, 1999 by and among the
            Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
            Smith Incorporated, BancBoston Robertson Stephens Inc. and
            NationsBanc Montgomery Securities LLC.

  10.14 Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce,
            Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and
            NationsBanc Montgomery Securities LLC.

  27.1      Financial Data Schedule

      (b)  Reports on Form 8-K.

            None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 14, 1999
                              CALIFORNIA STEEL INDUSTRIES, INC.



                              By:  /s/ Vicente B. Wright
                                   -------------------------------------
                                       Vicente B. Wright,
                                       Executive Vice President, Finance
                                       (Principal Financial and
                                       Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number    Description
-------   -----------
  3.1     Certificate of Incorporation of the Registrant as amended by
          Amendment to the Certificate of Incorporation filed June 6, 1984, with
          Delaware Secretary of State, as amended by the Certificate of
          Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of
          Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and, as amended by the
          Certificate of Ownership merging CSI Tubular Products, Inc. into the
          Registrant, filed with the Delaware Secretary of State on December 20,
          1993.

  3.2     Bylaws of the Registrant.

  4.1     Indenture dated as of April 6, 1999 between the Registrant and State
          Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009.

  4.2     Specimen Series B note (included in Exhibit 4.1).

  4.3     Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce
          Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA),
          Inc. and Kawasaki Steel Corporation.

  10.1    Revolving Credit Agreement, dated as of March 10, 1999, among the
          Registrant, the Lending Institutions from time to time party thereto as lenders, BancBoston, N.A., in its capacity as Loan and Collateral
          Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery
          Securities LLC, as the Arrangers.

  10.2 Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia
          Siderurgica De Tubarao ("CST"), as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of
          December 11, 1986, Memorandum of Agreement No. MA-04, dated as of
          December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May
          22, 1987 and Memorandum of Agreement No. MA-06, dated as of December
          11, 1996.

  10.3    Facsimile transmission, dated October 27, 1998 from the Registrant to
          CST, confirming the parties mutual understanding that the Registrant will acquire 700,000 metric tons of steel slab from CST for 1999 delivery.

  10.4    E-mails from Broken Hill Proprietary Company Ltd. ("BHP") to the
          Registrant, dated October 13, 1998 and October 15, 1998, respectively, confirming the Registrant's and BHP's mutual agreement of October 9, 1998 and October 14, 1998, to purchase and supply 70,000 metric tons and 280,000 metric tons of steel slab during 1999.

  10.5    Letter, dated October 6, 1998, from the Registrant to Companhia
          Siderurgica National ("CSN"), confirming CSN's agreement to supply the Registrant with 100,000 metric tons of steel in 1999.

  10.6 Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia, as amended.

  10.7    The Burlington Northern and Santa Fe Railway Company BNSFC 302606
          Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad Company.

  10.8    Stevedore and Terminal Services Agreement, dated as of January 1,
          1996, between Rio Doce Pasha Terminal L.P. and the Registrant, as amended.

  10.9 Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of
          California, National Association.

  10.10 Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser Steel
          Land Development, Inc.

  10.11 Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.

  10.12 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental Protection
          Agency, Department of Toxic Substances Control.

  10.13   Purchase Agreement dated March 30, 1999 by and among the Registrant,
          Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
          Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc
          Montgomery Securities LLC.

  10.14 Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
          Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc
          Montgomery Securities LLC.

  27.1    Financial Data Schedule