Form 10-Q
period 1999-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 1999-08-05
CIK 751799

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999


             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                        Commission file number 333-79587


                       CALIFORNIA STEEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                                  33-0051150
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


       14000 San Bernardino Avenue
          Fontana, California                                             92335
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (909) 350-6200



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( ) Yes (X) No


As of August 5, 1999, 1,000 shares of the Company's common stock, no par value, were outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents

                                                                                        Page
                                                                                        ----
Part I.  Financial Information

         Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets as of
              June 30, 1999 and December 31, 1998......................................   2

            Consolidated Condensed Statements of Income for three months ended
              June 30, 1999 and 1998...................................................   3

            Consolidated Condensed Statements of Income for six months ended
              June 30, 1999 and 1998...................................................   4

            Consolidated Condensed Statements of Cash Flows for the six months
             ended June 30, 1999 and June 30, 1998.....................................   5

            Notes to Consolidated Condensed Financial Statements.......................   6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........  13

Part II. Other Information

         Item 1.  Legal Proceedings....................................................  13

         Item 2.  Changes in Securities and Use of Proceeds............................  13

         Item 6.  Exhibits and Reports on Form 8-K.....................................  15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                   (In thousands, except per share amounts)
                                                                              As of                As of
                                                                             June 30,           December 31,
                               Assets                                          1999                1998
                                                                        ------------------   -------------------
                                                                            Unaudited
Current assets:
     Cash and cash equivalents.......................................             $ 10,807             $ 11,962
     Trade accounts receivable, less allowance for doubtful
      receivables of $1,080,000 and $720,000 in 1999 and 1998........               61,181               53,630
     Inventories.....................................................              155,386              173,396
     Deferred income taxes...........................................                4,545                4,545
     Other receivables and prepaid expenses..........................                4,554                5,211
                                                                                  --------             --------
            Total current assets.....................................              236,473              248,744
                                                                                  --------             --------
Investment in affiliated company.....................................               31,389               34,726
Other assets.........................................................                4,758                   --
Property, plant and equipment, net...................................              257,696              251,163
                                                                                  --------             --------
            Total assets.............................................             $530,316             $534,633
                                                                                  ========             ========
                   Liabilities and Stockholders' equity
Current liabilities:
     Notes payable to banks..........................................             $     --             $103,700
     Current installments of long-term debt..........................                   --               20,000
     Accounts payable................................................               52,261               50,550
     Income tax payable..............................................                9,234                   --
     Other accrued expenses..........................................               18,628               22,344
                                                                                  --------             --------
            Total current liabilities................................               80,123              196,594
                                                                                  --------             --------
Long-term debt, excluding current installments.......................              220,000              120,000
Deferred income taxes................................................               26,740               26,740
Stockholders' equity:
     Class C preferred stock, $10,000 par value per share.
      Authorized 3,000 shares; issued and outstanding 3,000 shares...               30,000               30,000
     Common stock, no par value.  Authorized 2,000 shares; issued
      and outstanding 1,000 shares...................................               10,000               10,000
     Retained earnings...............................................              163,453              151,299
                                                                                  --------             --------
            Total stockholders' equity...............................              203,453              191,299
     Commitments and contingencies...................................                   --                   --
                                                                                  --------             --------
            Total liabilities and stockholders' equity...............             $530,316             $534,633
                                                                                  ========             ========

See accompanying notes to consolidated condensed financial statements.

                 CALIFORNIA STEEL INDUSTRIES, INC.
                           AND SUBSIDIARY
      Consolidated Condensed Statements of Income (Unaudited)
                           (In thousands)
                                                                                Three Months Ended June 30,
                                                                       ---------------------------------------------
                                                                                1999                    1998
                                                                       -----------------------   -------------------
Net sales...........................................................            $170,264              $180,559
Cost of sales, net of LIFO reserve..................................             135,770               158,703
                                                                                --------              --------
            Gross profit............................................              34,494                21,856
Selling, general and administrative expenses........................               7,762                 7,313
                                                                                --------              --------
            Income from operations..................................              26,732                14,543
Other income (expense):
     Equity in income (loss) of affiliate...........................              (3,337)                1,042
     Interest expense, net..........................................              (4,312)               (4,418)
     Other, net.....................................................                 652                   207
                                                                                --------              --------
            Income before income taxes..............................              19,735                11,374
Income taxes........................................................               8,099                 4,669
                                                                                --------              --------
            Net income..............................................            $ 11,636              $  6,705
                                                                                ========              ========

See accompanying notes to consolidated condensed financial statements.

                 CALIFORNIA STEEL INDUSTRIES, INC.
                           AND SUBSIDIARY
      Consolidated Condensed Statements of Income (Unaudited)
                           (In thousands)
                                                                                 Six Months Ended June 30,
                                                                       ---------------------------------------------
                                                                                1999                    1998
                                                                       -----------------------   -------------------
Net sales...........................................................           $331,258              $356,734
Cost of sales, net of LIFO reserve..................................            270,213               313,363
                                                                               --------              --------
            Gross profit............................................             61,045                43,371
Selling, general and administrative expenses........................             15,083                14,592
                                                                               --------              --------
            Income from operations..................................             45,962                28,779
Other income (expense):
     Equity in income (loss) of affiliate...........................             (3,337)                1,406
     Interest expense, net..........................................             (8,086)               (8,345)
     Other, net.....................................................                713                   189
                                                                               --------              --------
            Income before income taxes..............................             35,252                22,029
Income taxes........................................................             14,468                 9,043
                                                                               --------              --------
            Net income..............................................           $ 20,784              $ 12,986
                                                                               ========              ========

See accompanying notes to consolidated condensed financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
               Consolidated Condensed Statements of Cash Flows
                           (Unaudited)(In thousands)
                                                                                 Six Months Ended June 30,
                                                                       ---------------------------------------------
                                                                                1999                    1998
                                                                       -----------------------   -------------------
Cash flows from operating activities:
     Net income.....................................................           $  20,784              $ 12,986
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization...............................              12,285                14,101
        Loss (Gain) on disposition and write-down of idle plant and
         equipment..................................................                 (11)                  282
        Undistributed (earnings) losses of affiliate................               3,337                (1,316)
        Dividends received from affiliate...........................                  --                   558
        Change in assets and liabilities:
          Trade accounts receivable, net............................              (7,551)              (10,472)
          Inventories...............................................              18,010               (19,564)
          Other receivables and prepaid expenses....................                 657                (3,192)
          Other assets..............................................              (4,758)                   --
          Accounts payable..........................................               1,711                 1,830
          Income taxes payable......................................               9,234                 5,443
          Other accrued expenses....................................              (3,716)                5,330
                                                                               ---------              --------
          Net cash provided by operating activities.................              49,982                 5,986
                                                                               ---------              --------

Cash flows from investing activities:
     Additions to property, plant and equipment.....................             (18,827)              (26,583)
     Proceeds from sale of property, plant and equipment............
                                                                                      20                    25
                                                                               ---------              --------
          Net cash used in investing activities.....................           (18,807  )              (26,558)
                                                                               ---------              --------
Cash flows from financing activities:
     Net repayments under line-of-credit agreement with banks.......            (103,700)               17,682
     Repayment of notes payable to banks............................            (140,000)                   --
     Proceeds from issuance of long-term debt.......................             220,000                 5,000
     Dividends paid.................................................              (8,630)               (8,385)
                                                                               ---------              --------
        Net cash (used in) provided by financing activities.........
                                                                                 (32,330)               14,297
                                                                               ---------              --------
        Net decrease in cash and cash equivalents...................              (1,155)               (6,275)
     Cash and cash equivalents at beginning of period...............              11,962                10,343
                                                                               ---------              --------
     Cash and cash equivalents at end of period.....................           $  10,807              $  4,068
                                                                               =========              ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest (net of amount capitalized)........................           $   6,079              $  8,221
        Income taxes................................................               5,235                 3,600
                                                                               =========              ========

See accompanying notes to consolidated condensed financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated condensed financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

     The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ending December 31, 1998 and 1997 contained in California Steel Industries, Inc.'s Registration Statement on Form S-4 (File number 333-79587) filed with the Securities and Exchange Commission on May 28, 1999.

2.   New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounts Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard is not expected to have a material impact on our financial position, results of operations or liquidity.

3.   Inventories
     -----------

     Inventories are stated at the lower of cost (determined under the last-in, first-out method of accounting) or market value.

                                                                 June 30, 1999         December 31, 1998
                                                                (In thousands)          (In thousands)
                                                           -----------------------------------------------
Finished goods.............................................          $ 38,419                  $ 45,641
Work-in-process............................................            21,926                    25,503
Raw materials..............................................            89,652                    96,552
Other......................................................             5,389                     5,700
                                                                     --------                  --------
    Total..................................................          $155,386                  $173,396
                                                                     ========                  ========

4.   Long-Term Debt
     --------------

     On April 6, 1999, we issued an aggregate of $150,000,000 of ten-year 8.5% senior unsecured notes. Interest is payable on the notes on April 1 and October 1, commencing October 1, 1999. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after April 1, 2004. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends on, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain of our subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries on a consolidated basis.

     Proceeds from the notes were used to permanently repay outstanding bank debt under a $10,000,000 term loan provided by The Dai-Ichi Kangyo Bank, Netherlands, and a $50,000,000 revolving credit facility and a $80,000,000 term loan, both provided by a syndicate of institutions led by the Industrial Bank of Japan, Ltd., Los Angeles Agency.

5.   Dividend Payments
     -----------------

     The Company's board of directors approved and declared a dividend in the amount of $8,631,000 for common and preferred stockholders. On April 30, 1999, $6,848,000 was paid to holders of preferred stock and $1,783,000 to common stockholders.

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

Results of Operations                                                      Tons Billed
---------------------                                                      -----------

                                                          Three Months ending        Six Months ending
                                                               June 30,                  June 30,
                                                       -----------------------      ---------------------
                                                        1999              1998       1999           1998
                                                       -----------------------      ---------------------
Hot Rolled...........................................      216,690      221,751      442,112      446,443
Cold Rolled..........................................       78,501       59,641      144,317      116,696
Galvanized...........................................      129,208       96,494      244,498      183,700
ERW Pipe.............................................       32,877       44,129       55,293       76,228
                                                       ------------   ---------     ----------  ---------
Total................................................      457,276      422,015      886,220      823,067
                                                       ------------   ---------     ----------  ---------

     Net sales.  Net sales for the second quarter of 1999 decreased by
     ---------
$10,295,000, or 5.7%, compared to the second quarter of 1998. On a year to date basis net sales decreased by $25,476,000, or 7.1%, from $356,734,000 for the six months ended June 30, 1998 to $331,258,000 for the six months ended June 30, 1999. The decrease is attributable to period to period reductions in the average selling price of our products due to the lingering effects of import surges throughout 1998. Reduced sales prices in both the second quarter and six months ending June 30, 1999 reduced net sales by approximately $31,900,000 and approximately $64,900,000 when compared to the corresponding periods in 1998. The effects of decreasing sales prices have been offset by higher sales volumes and a better product mix emphasizing higher value added galvanized steel. 1999 volume is higher when compared to 1998 on both a quarter to quarter basis as well as a year to date basis. By selling more volume, we increased both second quarter and year to date 1999 net sales by approximately $15,700,000 and approximately $28,400,000, respectively. In addition, by selling more galvanized products as a percentage of total products sold we increased both second quarter and year to date 1999 net sales by approximately $5,900,000 and approximately $11,000,000, respectively. We have recently experienced slight sales price increases on hot rolled products and expect this trend to continue for the balance of the year.

     Gross profit.  For the second quarter of 1999, gross profit increased by
     ------------
$12,638,000, or 57.8%, compared to second quarter 1998 and by $17,674,000, or
40.8%, from $43,371,000 for the six months ended June 30, 1998 to $61,045,000 for the six months ended June 30, 1999. Gross profit as a percentage of net sales increased from 12.1% for the second quarter of 1998 to 20.3% for the same period in 1999 and from 12.2% for the six months ended June 30, 1998 to 18.4% for the same period in 1999. Our gross profit increased as a result of (i) our slab costs decreasing at a faster rate than our unit sales prices, (ii) a product mix that included more of the higher value added galvanized products and
(iii) higher sales volumes. Additionally, during the second quarter of 1999, we recorded a $3,500,000 LIFO inventory adjustment reflecting an increase in inventory value versus a $769,000 LIFO adjustment during the same period in 1998 reflecting a decrease in inventory value. For the first six months in 1999, we recorded a $10,638,000 LIFO adjustment versus a $3,169,000 LIFO adjustment in the same period in 1998, as a result of lower inventory costs. If we had used the FIFO method of accounting instead, gross profit as a percentage of net sales would have increased to 12.5% and decreased to 18.2% for the second quarters of 1998 and 1999, respectively. Gross profit as a percentage of net sales would have decreased to 11.3% for the six-month period ended June 30, 1998 and 15.2% for the six-month period ended June 30, 1999.

     Selling, general and administrative expenses.  Selling, general and
     --------------------------------------------
administrative expenses increased $449,000 from $7,313,000 in the second quarter of 1998 to $7,762,000 in the second quarter of 1999 and increased slightly from $14,592,000 for the first six months of 1998 compared to $15,083,000 for the same period in 1999. This increase resulted from a variety of miscellaneous expenses, the majority of which consisted of an increase in profit sharing accrual due to higher profits and an increase in shipping expenses as a result of higher volumes.

     Equity in income (loss) of affiliate.  During the second quarter of 1999 we
     ------------------------------------
recognized a $3,337,000 loss as a consequence of owning 4% of the common shares, or approximately 1.5% of combined common and preferred shares, of Companhia Siderurgica de Tubarao ("CST"), a Brazilian steel company. CST posted a loss for the first quarter of 1999. Our loss represents our pro rata share of CST's loss based on our approximately 1.5% ownership interest in CST and we have recognized the loss consistent with the equity method of accounting for this investment. For the same period in 1998, we recognized income of $1,406,000.

     Interest expense.  For the second quarter of 1999 our interest expense
     ----------------
decreased by $106,000 compared to the second quarter of 1998. Interest expense decreased $259,000, or 3.1%, from $8,345,000 for the first six months in 1998, to $8,086,000 for the same period in 1999. The decrease in interest expense resulted from a slight decrease in our average outstanding debt during the first six months of 1999 compared to the first six months of 1998. Interest expense figures are net of interest income and capitalized interest of $324,000 for the three months and $529,000 for the six months ended June 30, 1999 and $581,000 for three months and $946,000 for the six months ended June 30, 1998.

     Income taxes.  Our effective book tax rate was unchanged for all periods at
     ------------
41.0%. Income taxes increased $3,430,000 from $4,669,000 for the three-month period ended June 30, 1998 to $8,099,000 for the six month period ended June 30, 1999. Income taxes increased $5,425,000 from $9,043,000 for the six month period ended June 30, 1998 to $14,468,000 for the six month period ending June 30, 1999. Income taxes increased as a result of higher income before tax.

     Net income.  Net income for the three and six month periods ended June
     ----------
30,1999 was $11,636,000 and $20,784,000, respectively as compared to $6,705,000 and $12,986,000 for the three and six month periods ended June 30, 1998, for period to period increases of 73.5% and 60.1%, respectively.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1999, we had $10,807,000 in cash and cash equivalents and $38,000,000 available under our credit facility. During the six months ended June 30, 1999, cash flows from operations generated $49,982,000, which consisted of $20,784,000 in net income, $12,285,000 in depreciation and amortization expense and a net cash flow increase of $16,913,000 due to changes in assets and liabilities, the majority of which were a $18,010,000 decrease in inventories, a $7,551,000 increase in accounts receivables and a $9,234,000 increase in income taxes payable. Cash flows from investing activities during the six months ended June 30, 1999 consisted predominately of $18,827,000 of capital expenditures. Cash flows from financing activities during the six months ended June 30, 1999 consisted of net repayments under both short-term and long-term lines of credit and a dividend payment of $8,631,000.

     At June 30, 1999, we had approximately $4,100,000 in material commitments for capital investments. We estimate 1999 total capital expenditures to be approximately $45,000,000.

     On April 6, 1999, we issued an aggregate of $150,000,000 of ten-year 8.5% senior unsecured notes. Interest is payable on the notes on April 1 and October 1, commencing October 1, 1999. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the
notes.    We may redeem the notes at any time after April 1, 2004.  The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain of our subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries on a consolidated basis.

     Proceeds from the notes were used to permanently repay outstanding bank debt under a $10,000,000 term loan provided by The Dai-Ichi Kangyo Bank, Netherlands, a $50,000,000 revolving credit facility and a $80,000,000 term loan, both provided by a syndicate of institutions led by the Industrial Bank of Japan, Ltd., Los Angeles Agency.

     We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 1999.

Year 2000
---------

     The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. In 1997, we began to examine our business for Year 2000 compliance. The results of our analysis and status of our Year 2000 compliance are summarized below.


Information and Non-Information Technology Systems
--------------------------------------------------

     Our significant non-information technology systems include water, electric, telephones, sewer and waste-water discharge systems. Our engineering department is currently analyzing all of the non-information technology systems that support our business to determine the extent to which they are Year 2000 compliant and to develop contingency plans, as necessary, to deal with any Year 2000 problems. We expect this assessment, and the development of any related contingency plans, to be completed by the end of the third quarter of 1999.

     We have three information technology systems which help us run our business, including an administrative system, a production control system and a process control system. In the two years since we began to examine our systems for Year 2000 compliance, we have developed a comprehensive program to address potential Year 2000 problems with our information technology systems. This program includes three phases: assessment, remediation and testing.

     Assessment - This phase entails a comprehensive assessment of each of our information technology systems with respect to Year 2000 problems. Based on testing we have undertaken since 1997, we have concluded that each of our three information systems utilizes some date sensitive data. Our administrative system includes our accounting, human resources, purchasing, sales and shipping functions. Diagnostic testing by a third party vendor revealed that the accounting, human resources and purchasing functions were purchased from an outside vendor and were not Year 2000 compliant. The other parts of our administrative system were developed by us and our tests revealed that they are Year 2000 compliant. Testing conducted in 1998 revealed that our production control system, which was developed in-house and which is used to schedule production at our mills and to manage production data as it relates to sales order entry, is Year 2000 compliant. Our process control system, which is a computer system that runs the production lines at each of our mills, was tested in 1998 and 1999 and the testing revealed that two pieces of production equipment have minor Year 2000 problems.

     Remediation - This phase involves reprogramming or replacing our systems that are exposed to Year 2000 problems. We have purchased a Year 2000 compliant software system known as an enterprise resource planning (ERP) system. We purchased the ERP system to replace the portions of our administrative system that are not Year 2000 compliant and to modernize several aspects of our non-production systems technology. We have also developed remedial measures for the two pieces of production equipment that we identified as having minor Year 2000 exposure. We expect that we will complete remediation efforts on these two pieces of equipment prior to October 1999.

     Testing - This phase involves testing the effects of our remediation efforts. During June 1999, we implemented and tested the accounting, human resources and purchasing modules of the ERP system and found that they are fully operational and Year 2000 compliant. We expect to test the Year 2000 compliance of the two pieces of equipment that are part of our process control system prior to October when we expect our remediation efforts to be complete.


Year 2000 Costs
---------------

     As of June 30, 1999, we have incurred approximately $1,500,000 in costs related to implementing the ERP system. We currently estimate that complete implementation of the ERP system will cost approximately $1,950,000 and these costs will be capitalized to the extent permitted under generally accepted accounting principles. We expect that we will incur the $450,000 balance of the cost related to this project in the third quarter of 1999. We expect to incur an additional $200,000 in the third quarter of 1999 to make our process control system Year 2000 compliant.


Third Party Relationships
-------------------------

     Our material third party relationships are with slab suppliers, including foreign suppliers. We have contacted our three largest suppliers and they have confirmed to us that they are all Year 2000 compliant. We are also in the process of acquiring data to determine the preparedness of our other slab suppliers and we expect to complete this analysis by the end of the third quarter of 1999.

     We have also sent surveys to the vendors from which we made 85% of our 1998 purchases to determine their preparedness for the Year 2000. Of the 104 surveys we sent, we have received 72 responses. These responses are currently being evaluated to determine whether and the extent to which these suppliers are Year 2000 compliant. We also expect to complete this analysis by the end of the third quarter of 1999.

     We have not contacted our customers to assess their Year 2000 compliance and we do not intend to do so. Because no single customer represents more than ten percent of our total sales, we do not anticipate material problems with any potential Year 2000 exposure our customers might have. Our sales to foreign customers amount to less than one percent of our total sales, therefore, we are not exposed to material risks from foreign customers' potential Year 2000 problems.

     We have not independently verified or validated the accuracy of third parties' assessments of their Year 2000 risk and cost estimates.


Worst Case Scenario and Contingency Plan
----------------------------------------

     We believe we have taken and continue to take all prudent steps to identify and remediate our Year 2000 exposure and that we have an effective program in place to address any Year 2000 problems in a timely manner. Our expectations regarding our Year 2000 efforts, however, are subject to various uncertainties that could cause actual results to differ from those discussed here. Those uncertainties include our success in identifying systems that are not Year 2000 compliant and the success of vendors, suppliers, customers and other third parties with which we interact in addressing any Year 2000 problems they might have. We believe that our most reasonable worst case scenario is that there could be some interruptions in deliveries from our third party vendors and possibly in our interactions with customers, to the extent that they have their own Year 2000 problems.

     We have not developed a specific contingency plan to deal with the Year 2000 problem because, in the ordinary course of business, we maintain a general contingency plan for emergencies. In this regard, each of our departments is responsible for ensuring that they have back-up capabilities to eliminate or minimize the negative effects of emergencies. In addition, we maintain inventories capable of supporting sales activities for approximately sixty days with an additional thirty days of inventory in transit to our facilities at any given time. We will consider developing a more specific contingency plan as we complete assessment of our non-information systems and our third party exposure over the next few months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our $150,000,000 senior unsecured notes and on our $130,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt such as the senior unsecured notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of the debt, but do affect earnings and cash flow. We do not have an obligation to repay our senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. Management believes that the interest rate on the senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at LIBOR plus 70 to 100 basis points and management estimates that average outstanding advances under the facility for the year will be $80,000,000. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $800,000 for the year.

     We do not believe that the future market rate risk related to the senior notes and the floating rate bank facility will have a material impact on the Company's financial position, results of operations or liquidity.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are from time to time in the ordinary course of business, subject of various pending or threatened legal actions. We believe that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on our financial condition. On September 30, 1998, we joined 11 major domestic steel producers in filing a Petition for the Imposition of Antidumping Duties and Countervailing Duties pursuant to Section 701, 702, 731 and 732(b) of the tariff Act of 1930, as amended, before the International Trade Commission of the U.S. Department of Commerce (the "DOC") and the U.S. International Trade Commission ("USITC") (Case Nos. C-351-826, A-588-846, A-821-809 and A-351-828) in the matter of certain hot rolled carbon steel flat products from Japan, Brazil, and the Russian Federation. At issue is whether Japan, Brazil and Russia committed unfair and anti-competitive trade practices in relation to their export of hot rolled band products into the United States. As a result of this petition the USITC voted to impose anti-dumping duties ranging from 17% to 67%. Additionally, agreements have been concluded between the U.S. government and the governments of Brazil and Russia to limit hot rolled shipments into the United states for a period of five years in exchange for the United States suspending tariffs and ending its investigation into whether Brazilian and Russian carbon hot-rolled steel has been subsidized.


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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.

Exhibit
-------
Number       Description
------       -----------

  3.1 Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. *

  3.2        Bylaws of the Registrant. *

  4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6,
             2009. *

  4.2        Specimen Series A note (included in Exhibit 4.1). *

  4.3        Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce
             Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA),
             Inc. and Kawasaki Steel Corporation. *

 10.1 Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce,
             Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and
             NationsBanc Montgomery Securities LLC.*

 27.1        Financial Data Schedule

     (b)     Reports on Form 8-K.

             None.
_____________

* Incorporated by reference for the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 5, 1999
                              CALIFORNIA STEEL INDUSTRIES, INC.



                              By:  /s/ Vicente B. Wright
                                   -----------------------------------------
                                       Vicente B. Wright,
                                       Executive Vice President, Finance
                                       (Principal Financial and
                                       Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number           Description
-------          -----------
  3.1            Certificate of Incorporation of the Registrant as amended by
                 Amendment to the Certificate of Incorporation filed June 6,
                 1984, with Delaware Secretary of State, as amended by the
                 Certificate of Amendment to the Certificate of Incorporation
                 filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of
                 Incorporation, filed January 12, 1988, with the Delaware
                 Secretary of State, and, as amended by the Certificate of
                 Ownership merging CSI Tubular Products, Inc. into the
                 Registrant, filed with the Delaware Secretary of State on
                 December 20, 1993. *

  3.2            Bylaws of the Registrant. *

  4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6,
                 2009. *

  4.2            Specimen Series A note (included in Exhibit 4.1). *

  4.3            Shareholders' Agreement, dated June 27, 1995, by and among Rio
                 Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel
                 Holdings (USA), Inc. and Kawasaki Steel Corporation. *

 10.1 Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch,
                 Pierce, Fenner & Smith Incorporated, BancBoston Robertson
                 Stephens Inc. and NationsBanc Montgomery Securities LLC.*

 27.1            Financial Data Schedule

______________

* Incorporated by reference for the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999.