Form 10-Q/A
period 1999-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 1999-08-27
CIK 751799

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A

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

                               Explanatory Note
                               ----------------

     This Form 10-Q/A is being filed to include statements of comprehensive income for the three months and six months ended June 30, 1999 in Item 1 of the Company's Form 10-Q for the Quarter Ended June 30, 1990.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents

                                                                                        Page
                                                                                        ----
Part I.  Financial Information

         Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets as of
              June 30, 1999 and December 31, 1998......................................   2

            Consolidated Condensed Statements of Income for three months ended
              June 30, 1999 and 1998...................................................   3

            Consolidated Condensed Statements of Income for six months ended
              June 30, 1999 and 1998...................................................   4

            Consolidated Condensed Statements of Comprehensive Income for the
              three months ended June 30, 1999.........................................   5

            Consolidated Condensed Statements of Comprehensive Income for the
              six months ended June 30, 1999...........................................   6

            Consolidated Condensed Statements of Cash Flows for the six months
             ended June 30, 1999 and June 30, 1998.....................................   7

            Notes to Consolidated Condensed Financial Statements.......................   8

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                     Consolidated Condensed Balance Sheets
                   (In thousands, except per share amounts)

                                                                              As of                As of
                                                                             June 30,           December 31,
                               Assets                                          1999                1998
                                                                        ------------------   -------------------
                                                                            Unaudited
Current assets:
     Cash and cash equivalents.......................................             $ 10,807             $ 11,962
     Trade accounts receivable, less allowance for doubtful
      receivables of $1,080,000 and $720,000 in 1999 and 1998........               61,181               53,630
     Inventories.....................................................              155,386              173,396
     Deferred income taxes...........................................                4,545                4,545
     Other receivables and prepaid expenses..........................                4,554                5,211
                                                                                  --------             --------
            Total current assets.....................................              236,473              248,744
                                                                                  --------             --------
Investment in affiliated company.....................................               22,350               34,726
Other assets.........................................................                4,758                   --
Property, plant and equipment, net...................................              257,696              251,163
                                                                                  --------             --------
            Total assets.............................................             $521,277             $534,633
                                                                                  ========             ========
                   Liabilities and Stockholders' equity
Current liabilities:
     Notes payable to banks..........................................             $     --             $103,700
     Current installments of long-term debt..........................                   --               20,000
     Accounts payable................................................               52,261               50,550
     Income tax payable..............................................                9,234                   --
     Other accrued expenses..........................................               18,628               22,344
                                                                                  --------             --------
            Total current liabilities................................               80,123              196,594
                                                                                  --------             --------
Long-term debt, excluding current installments.......................              220,000              120,000
Deferred income taxes................................................               26,740               26,740
Stockholders' equity:
     Class C preferred stock, $10,000 par value per share.
      Authorized 3,000 shares; issued and outstanding 3,000 shares...               30,000               30,000
     Common stock, no par value.  Authorized 2,000 shares; issued
      and outstanding 1,000 shares...................................               10,000               10,000
     Retained earnings...............................................              163,453              151,299
     Accumulated other comprehensive income..........................               (9,039)                  --
                                                                                  --------             --------
            Total stockholders' equity...............................              194,414              191,299
     Commitments and contingencies...................................                   --                   --
                                                                                  --------             --------
            Total liabilities and stockholders' equity...............             $521,277             $534,633
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

                      CALIFORNIA STEEL INDUSTRIES, INC.
                              AND SUBSIDIARY
          Consolidated Condensed Statements of Comprehensive Income
                         (Unaudited) (In thousands)

                                               Three Months Ended June 30,
                                               --------------------------
                                                 1999             1998
                                               --------         ---------
Net income...................................  $ 11,636         $ 6,705


Other comprehensive income:
   Foreign currency transition adjustments...    (9,039)            -
                                               --------         -------
Comprehensive income.........................  $  2,597         $ 6,705
                                               ========         =======

See accompanying notes to consolidated condensed financial statements.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
           Consolidated Condensed Statements of Comprehensive Income
                          (Unaudited) (In thousands)


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                      1999             1998
                                                    --------         --------
Net income.....................................     $ 20,784         $ 12,986
                                                    --------         --------

Other comprehensive income:
  Foreign currency translation adjustments.....       (9,039)            -
                                                    --------         --------

Comprehensive income...........................     $ 11,745         $ 12,986
                                                    ========         ========

See accompanying notes to consolidated condensed financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
               Consolidated Condensed Statements of Cash Flows
                          (Unaudited) (In thousands)

                                                                                 Six Months Ended June 30,
                                                                       ---------------------------------------------
                                                                                1999                    1998
                                                                       -----------------------   -------------------
Cash flows from operating activities:
     Net income.....................................................           $  20,784              $ 12,986
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization...............................              12,285                14,101
        Loss (Gain) on disposition and write-down of idle plant and
         equipment..................................................                 (11)                  282
        Undistributed (earnings) losses of affiliate................               3,337                (1,316)
        Dividends received from affiliate...........................                  --                   558
        Change in assets and liabilities:
          Trade accounts receivable, net............................              (7,551)              (10,472)
          Inventories...............................................              18,010               (19,564)
          Other receivables and prepaid expenses....................                 657                (3,192)
          Other assets..............................................              (4,758)                   --
          Accounts payable..........................................               1,711                 1,830
          Income taxes payable......................................               9,234                 5,443
          Other accrued expenses....................................              (3,716)                5,330
                                                                               ---------              --------
          Net cash provided by operating activities.................              49,982                 5,986
                                                                               ---------              --------

Cash flows from investing activities:
     Additions to property, plant and equipment.....................             (18,827)              (26,583)
     Proceeds from sale of property, plant and equipment............
                                                                                      20                    25
                                                                               ---------              --------
          Net cash used in investing activities.....................             (18,807)              (26,558)
                                                                               ---------              --------
Cash flows from financing activities:
     Net repayments under line-of-credit agreement with banks.......            (103,700)               17,682
     Repayment of notes payable to banks............................            (140,000)                   --
     Proceeds from issuance of long-term debt.......................             220,000                 5,000
     Dividends paid.................................................              (8,630)               (8,385)
                                                                               ---------              --------
        Net cash (used in) provided by financing activities.........
                                                                                 (32,330)               14,297
                                                                               ---------              --------
        Net decrease in cash and cash equivalents...................              (1,155)               (6,275)
     Cash and cash equivalents at beginning of period...............              11,962                10,343
                                                                               ---------              --------
     Cash and cash equivalents at end of period.....................           $  10,807              $  4,068
                                                                               =========              ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest (net of amount capitalized)........................           $   6,079              $  8,221
        Income taxes................................................               5,235                 3,600
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


August 27, 1999
                              CALIFORNIA STEEL INDUSTRIES, INC.



                              By:  /s/ Vicente B. Wright
                                   -----------------------------------------
                                       Vicente B. Wright,
                                       Executive Vice President, Finance
                                       (Principal Financial and
                                       Accounting Officer)