Form 10-Q/A
period 1999-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 1999-09-24
CIK 751799

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 2

                                  FORM 10-Q/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from               to
                                  --------------    -----------------

                        Commission file number 333-79587

                       CALIFORNIA STEEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       33-0051150
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

         14000 San Bernardino Avenue
             Fontana, California                                   92335
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

                                Explanatory Note

   This Amendment No. 2 on Form 10-Q/A is being filed to (1) delete statements of comprehensive income for the three months and six months ended June 30, 1999 in Item 1 of Part I the Company's Form 10-Q for the Quarter Ended June 30, 1999, (2) to revise amounts relating to the foreign currency translation adjustments in Items 1 and 2 of Part I and Item 6 of Part II thereof and (3) to add disclosure to Item 1 of Part II thereof as requested by the Securities and Exchange Commission.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents

                                                                          Page
                                                                          ----
 Part I.  Financial Information

          Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of June 30, 1999 and
                  December 31, 1998.....................................    2

          Consolidated Condensed Statements of Income for three months
                  and six months ended June 30, 1999 and 1998...........    3

          Consolidated Condensed Statements of Cash Flows for the six
                  months ended June 30, 1999 and June 30, 1998..........    4

          Notes to Consolidated Condensed Financial Statements..........    5

          Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................    7

 Part II. Other Information

          Item 1. Legal Proceedings.....................................   12

          Item 6. Exhibits and Reports on Form 8-K......................   13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

                     Consolidated Condensed Balance Sheets
                    (In thousands, except per share amounts)

                                                           As of      As of
                                                         June 30,  December 31,
                                                           1999        1998
                                                         --------- ------------
                                                         Unaudited
                         Assets
Current assets:
  Cash and cash equivalents............................. $ 10,807    $ 11,962
  Trade accounts receivable less allowance for doubtful
   receivables of $1,080,000 and $720,000 in 1999 and
   1998.................................................   61,181      53,630
  Inventories...........................................  155,386     173,396
  Deferred income taxes.................................    4,545       4,545
  Other receivables and prepaid expenses................    4,554       5,211
                                                         --------    --------
    Total current assets................................  236,473     248,744
                                                         --------    --------
Investment in affiliated company........................   34,814      34,726
Other assets............................................    4,758          --
Property, plant and equipment, net......................  257,696     251,163
                                                         --------    --------
    Total assets........................................ $533,741    $534,633
                                                         ========    ========

          Liabilities and Stockholders' equity

Current liabilities:
  Notes payable to banks................................ $     --    $103,700
  Current installments of long-term debt................       --      20,000
  Accounts payable......................................   52,261      50,550
  Income tax payable....................................   10,624          --
  Other accrued expenses................................   18,628      22,344
                                                         --------    --------
    Total current liabilities...........................   81,513     196,594
                                                         --------    --------
Long-term debt, excluding current installments..........  220,000     120,000
Deferred income taxes...................................   26,740      26,740
Stockholders' equity:
  Class C preferred stock, $10,000 par value per share.
  Authorized 3,000 shares; issued and outstanding 3,000
   shares...............................................   30,000      30,000
  Common stock, no par value. Authorized 2,000 shares;
   issued and outstanding 1,000 shares..................   10,000      10,000
  Retained earnings.....................................  165,488     151,299
                                                         --------    --------
    Total stockholders' equity..........................  205,488     191,299
  Commitments and contingencies.........................       --          --
                                                         --------    --------
    Total liabilities and stockholders' equity.......... $533,741    $534,633
                                                         ========    ========


     See accompanying notes to consolidated condensed financial statements.

                CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

                  Consolidated Condensed Statements of Income
                           (Unaudited) (In thousands)

                                         Three Months      Six Months Ended
                                        Ended June 30,         June 30,
                                       ------------------  ------------------
                                         1999      1998      1999      1998
                                       --------  --------  --------  --------
Net sales............................. $170,264  $180,559  $331,258  $356,734
Cost of sales, net of LIFO reserve....  135,770   158,703   270,213   313,363
                                       --------  --------  --------  --------
    Gross profit......................   34,494    21,856    61,045    43,371
Selling, general and administrative
 expenses.............................    7,762     7,313    15,083    14,592
                                       --------  --------  --------  --------
    Income from operations............   26,732    14,543    45,962    28,779
Other income (expense):
  Equity in income of affiliate.......       88     1,042        88     1,406
  Interest expense, net...............   (4,312)   (4,418)   (8,086)   (8,345)
  Other, net..........................      652       207       713       189
                                       --------  --------  --------  --------
    Income before income taxes........   23,160    11,374    38,677    22,029
Income taxes..........................    9,495     4,669    15,858     9,043
                                       --------  --------  --------  --------
    Net income........................ $ 13,665  $  6,705  $ 22,819  $ 12,986
                                       ========  ========  ========  ========





     See accompanying notes to consolidated condensed financial statements.

                CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

                Consolidated Condensed Statements of Cash Flows
                           (Unaudited) (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
Cash flows from operating activities:
  Net income.............................................. $  22,819  $ 12,986
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization.........................    12,285    14,101
    Loss (Gain) on disposition and write-down of idle
     plant and Equipment..................................       (11)      282
    Undistributed (earnings) losses of affiliate..........       (88)   (1,316)
    Dividends received from affiliate.....................        --       558
    Change in assets and liabilities:
      Trade accounts receivable, net......................    (7,551)  (10,472)
      Inventories.........................................    18,010   (19,564)
      Other receivables and prepaid expenses..............       657    (3,192)
      Other assets........................................    (4,758)       --
      Accounts payable....................................     1,711     1,830
      Income taxes payable................................    10,624     5,443
      Other accrued expenses..............................    (3,716)    5,330
                                                           ---------  --------
        Net cash provided by operating activities.........    49,982     5,986
                                                           ---------  --------
Cash flows from investing activities:
  Additions to property, plant and equipment..............   (18,827)  (26,583)
  Proceeds from sale of property, plant and equipment.....        20        25
                                                           ---------  --------
        Net cash used in investing activities.............   (18,807)  (26,558)
                                                           ---------  --------
Cash flows from financing activities:
  Net repayments under line-of-credit agreement with
   banks..................................................  (103,700)   17,682
  Repayment of notes payable to banks.....................  (140,000)       --
  Proceeds from issuance of long-term debt................   220,000     5,000
  Dividends paid..........................................    (8,630)   (8,385)
                                                           ---------  --------
        Net cash (used in) provided by financing
         activities.......................................   (32,330)   14,297
                                                           ---------  --------
        Net decrease in cash and cash equivalents.........    (1,155)   (6,275)
  Cash and cash equivalents at beginning of period........    11,962    10,343
                                                           ---------  --------
  Cash and cash equivalents at end of period.............. $  10,807  $  4,068
                                                           =========  ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized).................. $   6,079  $  8,221
    Income taxes..........................................     5,235     3,600
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

   The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ending December 31, 1998 and 1997 contained in California Steel Industries, Inc.'s Amendment No. 2 to Registration Statement on Form S-4 (File number 333-79587) filed with the Securities and Exchange Commission on September 23, 1999.

2. New Accounting Pronouncements

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

                                                June 30, 1999  December 31, 1998
                                                -------------- -----------------
                                                (In thousands)   (In thousands)
   Finished goods..............................    $ 38,419        $ 45,641
   Work-in-process.............................      21,926          25,503
   Raw materials...............................      89,652          96,552
   Other.......................................       5,389           5,700
                                                   --------        --------
   Total.......................................    $155,386        $173,396
                                                   ========        ========

4. Long-Term Debt

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

                                                           Tons Billed
                                                 -------------------------------
                                                  Three Months     Six Months
                                                 ending June 30, ending June 30,
                                                 --------------- ---------------
   Results of Operations                          1999    1998    1999    1998
   ---------------------                         ------- ------- ------- -------
   Hot Rolled................................... 216,690 221,751 442,112 446,443
   Cold Rolled..................................  78,501  59,641 144,317 116,696
   Galvanized................................... 129,208  96,494 244,498 183,700
   ERW Pipe.....................................  32,877  44,129  55,293  76,228
                                                 ------- ------- ------- -------
   Total........................................ 457,276 422,015 886,220 823,067
                                                 ======= ======= ======= =======

   Net sales. Net sales for the second quarter of 1999 decreased by $10,295,000, or 5.7%, compared to the second quarter of 1998. On a year to date basis net sales decreased by $25,476,000, or 7.1%, from $356,734,000 for the six months ended June 30, 1998 to $331,258,000 for the six months ended June 30, 1999. The decrease is attributable to period to period reductions in the average selling price of our products due to the lingering effects of import surges throughout 1998. Reduced sales prices in both the second quarter and six months ending June 30, 1999 reduced net sales by approximately $31,900,000 and approximately $64,900,000 when compared to the corresponding periods in 1998. The effects of decreasing sales prices have been offset by higher sales volumes and a better product mix emphasizing higher value added galvanized steel. 1999 volume is higher when compared to 1998 on both a quarter to quarter basis as well as a year to date basis. By selling more volume, we increased both second quarter and year to date 1999 net sales by approximately $15,700,000 and approximately $28,400,000, respectively. In addition, by selling more galvanized products as a percentage of total products sold we increased both second quarter and year to date 1999 net sales by approximately $5,900,000 and approximately $11,000,000, respectively. We have recently experienced slight sales price increases on hot rolled products and expect this trend to continue for the balance of the year.

   Gross profit. For the second quarter of 1999, gross profit increased by $12,638,000, or 57.8%, compared to second quarter 1998 and by $17,674,000, or
40.8%, from $43,371,000 for the six months ended June 30, 1998 to $61,045,000 for the six months ended June 30, 1999. Gross profit as a percentage of net sales increased from 12.1% for the second quarter of 1998 to 20.3% for the same period in 1999 and from 12.2% for the six months ended June 30, 1998 to 18.4% for the same period in 1999. Our gross profit increased as a result of (i) our slab costs decreasing at a faster rate than our unit sales prices, (ii) a product mix that included more of the higher value added galvanized products and (iii) higher sales volumes. Additionally, during the second quarter of 1999, we recorded a $3,500,000 LIFO inventory adjustment reflecting an increase in inventory value versus a $769,000 LIFO adjustment during the same period in 1998 reflecting a decrease in inventory value. For the first six months in 1999, we recorded a $10,638,000 LIFO adjustment versus a $3,169,000 LIFO adjustment in the same period in 1998, as a result of lower inventory costs. If we had used the FIFO method of accounting instead, gross profit as a percentage of net sales would have increased to 12.5% and decreased to 18.2% for the second quarters of 1998 and 1999, respectively. Gross profit as a percentage of net sales would have decreased to 11.3% for the six-month period ended June 30, 1998 and 15.2% for the six-month period ended June 30, 1999.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $449,000 from $7,313,000 in the second quarter of 1998 to $7,762,000 in the second quarter of 1999 and increased slightly from $14,592,000 for the first six months of 1998 compared to $15,083,000 for the same period in 1999. This increase resulted from a variety of miscellaneous expenses, the majority of which consisted of an increase in profit sharing accrual due to higher profits and an increase in shipping expenses as a result of higher volumes.

   Equity in income (loss) of affiliate. During the second quarter of 1999, we recognized $88,000 of equity earnings from our investment in Companhia Siderurgica de Tubarao, which consists of our pro-rata share of Companhia Siderurgica de Tubarao's loss, which amounted to $512,000 based on our 1.5% ownership interest offset by $600,000 of amortized negative goodwill. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. Companhia Siderurgica de Tubarao is a publicly-traded Brazilian company engaged in the production of steel slab. Approximately 95% of Companhia Siderurgica de Tubarao's products are exported outside of Brazil and sold predominately in U.S. dollars. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates.

   Interest expense. For the second quarter of 1999 our interest expense decreased by $106,000 compared to the second quarter of 1998. Interest expense decreased $259,000, or 3.1%, from $8,345,000 for the first six months in 1998, to $8,086,000 for the same period in 1999. The decrease in interest expense resulted from a slight decrease in our average outstanding debt during the first six months of 1999 compared to the first six months of 1998. Interest expense figures are net of interest income and capitalized interest of $324,000 for the three months and $529,000 for the six months ended June 30, 1999 and $581,000 for three months and $946,000 for the six months ended June 30, 1998.

   Income taxes. Income taxes increased $6,815,000 from $9,043,000 for the six month period ended June 30, 1998 to $15,858,000 for the six month period ending June 30, 1999. Income taxes increased as a result of higher income before tax.

   Net income. Net income for the three and six month periods ended June 30,1999 was $13,665,000 and $22,819,000, respectively as compared to $6,705,000 and $12,986,000 for the three and six month periods ended June 30, 1998, for period to period increases of 103.8% and 75.7%, respectively.

Liquidity and Capital Resources

   At June 30, 1999, we had $10,807,000 in cash and cash equivalents and $38,000,000 available under our credit facility. During the six months ended June 30, 1999, cash flows from operations generated $49,982,000, which consisted of $22,819,000 in net income, $12,285,000 in depreciation and amortization expense and a net cash flow increase of $14,878,000 due to changes in assets and liabilities, the majority of which were a $18,010,000 decrease in inventories, a $7,551,000 increase in accounts receivables and a $10,624,000 increase in income taxes payable. Cash flows from investing activities during the six months ended June 30, 1999 consisted predominately of $18,827,000 of capital expenditures. Cash flows from financing activities during the six months ended June 30, 1999 consisted of net repayments under both short-term and long-term lines of credit and a dividend payment of $8,631,000.

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

Information and Non-Information Technology Systems

   Our significant non-information technology systems include water, electric, telephones, sewer and waste-water discharge systems. Our engineering department is currently analyzing all of the non-information technology systems that support our business to determine the extent to which they are Year 2000 compliant and to develop contingency plans, as necessary, to deal with any Year 2000 problems. We expect this assessment, repair and the development of any related contingency plans, to be completed by September 30, 1999. To date, testing has not revealed year 2000 exposure in our non-information technology systems.

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

   Assessment--This phase entails a comprehensive assessment of each of our information technology systems with respect to Year 2000 problems. Based on testing we have undertaken since 1997, we have concluded that each of our three information systems utilizes some date sensitive data. Our administrative system includes our accounting, human resources, purchasing, sales and shipping functions. Diagnostic testing by a third party vendor revealed that the accounting, human resources and purchasing functions were purchased from an outside vendor and were not Year 2000 compliant. The other parts of our administrative system were developed by us and our tests revealed that they are Year 2000 compliant. Testing conducted in 1998 revealed that our production control system, which was developed in-house and which is used to schedule production at our mills and to manage production data as it relates to sales order entry, is Year 2000 compliant. Our process control system, which is a computer system that runs the production lines at each of our mills, was tested in 1998 and 1999 and the testing revealed that two pieces of production equipment have minor Year 2000 problems.

   Remediation--This phase involves reprogramming or replacing our systems that are exposed to Year 2000 problems. We have purchased a Year 2000 compliant software system known as an enterprise resource planning (ERP) system. We purchased the ERP system to replace the portions of our administrative system that are not

Year 2000 compliant and to modernize several aspects of our non-production systems technology. We have also developed remedial measures for the two pieces of production equipment that we identified as having minor Year 2000 exposure. We expect that we will complete remediation efforts on these two pieces of equipment prior to October 1999.

   Testing--This phase involves testing the effects of our remediation efforts. During June 1999, we implemented and tested the accounting, human resources and purchasing modules of the ERP system and found that they are fully operational and Year 2000 compliant. We expect to test the Year 2000 compliance of the two pieces of equipment that are part of our process control system prior to October when we expect our remediation efforts to be complete.

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

   Under this determination Kawasaki Steel Corporation, the parent of one of our stockholders, is subject to the 67% anti-dumping duty on any hot rolled steel products it exports to the United States. We do not believe that this will cause Kawasaki Steel Corporation to raise the prices of the steel slab it sells to us because Kawasaki Steel Corporation sells a variety of other steel products, both within and outside the United States. In addition, the determination does not prevent Kawasaki Steel Corporation from selling hot rolled steel in any other part of the world. Furthermore, we have not purchased any hot-rolled steel products from Kawasaki Steel Corporation this year and do not intend to unless the prices Kawasaki Steel Corporation charges are competitive. We do not plan on violating covenants in our credit agreements by purchasing products at higher prices from Kawasaki which would occur if we were to purchase such products. Companhia Vale do Rio Doce is not affected by this determination because it was not a party to the petition as it does not produce or sell steel products.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits.

 Exhibit
 Number  Description
 ------- -----------
  3.1    Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware
         Secretary of State, as amended by the Certificate of Amendment to the
         Certificate of Incorporation filed August 2, 1984, with the Delaware
         Secretary of State, as amended by the Certificate of Amendment to the
         Certificate of Incorporation, filed January 12, 1988, with the
         Delaware Secretary of State, and, as amended by the Certificate of
         Ownership merging CSI Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993.*

  3.2    Bylaws of the Registrant.*

  4.1    Indenture dated as of April 6, 1999 between the Registrant and State
         Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009.*

  4.2    Specimen Series A note (included in Exhibit 4.1).*

  4.3    Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce
         Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA),
         Inc. and Kawasaki Steel Corporation.*

 10.1 Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
         Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc
         Montgomery Securities LLC.*

 27.1    Financial Data Schedule

        (b) Reports on Form 8-K.

         None.
--------
* Incorporated by reference for the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 23, 1999
                                          California Steel Industries, Inc.

                                                   /s/ Vicente B. Wright
                                          By___________________________________
                                                    Vicente B. Wright,
                                             Executive Vice President, Finance
                                                 (Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS


 Exhibit
 Number  Description
 ------- -----------
  3.1    Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware
         Secretary of State, as amended by the Certificate of Amendment to the
         Certificate of Incorporation filed August 2, 1984, with the Delaware
         Secretary of State, as amended by the Certificate of Amendment to the
         Certificate of Incorporation, filed January 12, 1988, with the
         Delaware Secretary of State, and, as amended by the Certificate of
         Ownership merging CSI Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993.*

  3.2    Bylaws of the Registrant.*

  4.1    Indenture dated as of April 6, 1999 between the Registrant and State
         Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009.*

  4.2    Specimen Series A note (included in Exhibit 4.1).*

  4.3    Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce
         Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA),
         Inc. and Kawasaki Steel Corporation.*

 10.1 Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
         Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc
         Montgomery Securities LLC.*

 27.1    Financial Data Schedule

--------
* Incorporated by reference for the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999