Form 10-Q
period 1999-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 1999-11-15
CIK 751799

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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


As of September 30, 1999, 1,000 shares of the Company's common stock, no par value, were outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.


                               Table of Contents

                                                                                                                              Page
                                                                                                                              ----
Part I.   Financial Information

          Item 1. Financial Statements....................................................................................      2

                  Consolidated Condensed Balance Sheets as of
                         September 30, 1999 and December 31, 1998.........................................................      2

                  Consolidated Condensed Statements of Income for the three months and nine months ended
                         September 30, 1999 and 1998......................................................................      3

                  Consolidated Condensed Statements of Cash Flows for the nine
                        months ended September 30, 1999 and 1998..........................................................    . 4

                  Notes to Consolidated Condensed Financial Statements....................................................      5

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................................      7

          Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................      11

Part II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K........................................................................      12

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

        Consolidated Condensed Balance Sheets
        (In thousands, except per share amounts)

                                                                                 As of                As of
                                                                              September 30,         December 31,
                               Assets                                             1999                  1998
                                                                              -------------         ------------
                                                                               (unaudited)
Current assets:
     Cash and cash equivalents.......................................            $  6,720             $ 11,962
     Trade accounts receivable, less allowance for  doubtful
      receivables of $1,260,000 and $720,000 in 1999 and 1998........              69,149               53,630
     Inventories.....................................................             155,798              173,396
     Deferred income taxes...........................................               4,545                4,545
     Other receivables and prepaid expenses..........................               6,727                5,211
                                                                              -----------           ----------
            Total current assets.....................................             242,939              248,744
                                                                              -----------           ----------
Investment in affiliated company.....................................              34,617               34,726
Other assets.........................................................               4,687                   --
Property, plant and equipment, net...................................             258,844              251,163
                                                                              -----------           ----------
            Total assets.............................................            $541,087             $534,633
                                                                              ===========           ==========
         Liabilities and Stockholders' equity
Current liabilities:
     Notes payable to banks..........................................            $     --             $103,700
     Current installments of long-term debt..........................                  --               20,000
     Accounts payable................................................              51,304               50,550
     Income tax payable..............................................              13,734                   --
     Other accrued expenses..........................................              18,149               22,344
                                                                              -----------           ----------
            Total current liabilities................................              83,187              196,594
                                                                              -----------           ----------
Long-term debt, excluding current installments.......................             210,000              120,000
Deferred income taxes................................................              26,740               26,740
Stockholders' equity:
     Class C preferred stock, $10,000 par value per share.
      Authorized 3,000 shares; issued and outstanding 3,000 shares...              30,000               30,000
     Common stock, no par value.  Authorized 2,000 shares; issued
      and outstanding 1,000 shares...................................              10,000               10,000

     Retained earnings...............................................             181,160              151,299
                                                                              -----------           ----------
            Total stockholders' equity...............................             221,160              191,299
     Commitments and contingencies...................................                  --                   --
                                                                              -----------           ----------
            Total liabilities and stockholders' equity...............            $541,087             $534,633
                                                                              ===========           ==========

See accompanying notes to consolidated condensed financial statements.

          CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY
            Consolidated Condensed Statements of Income
                     (Unaudited) (In thousands)

                                                                                   Three Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                               1999                   1998
                                                                               ----                   ----
Net sales...........................................................           $183,566               $162,391
     Cost of sales, net of LIFO reserve.............................            145,935                143,368
                                                                               --------               --------
            Gross profit............................................             37,631                 19,023
Selling, general and administrative expenses........................              7,576                  6,706
                                                                               --------               --------
            Income from operations..................................             30,055                 12,317
Other income (expense):
     Equity in income (loss) of affiliate...........................               (197)                   257
     Interest expense, net..........................................             (3,983)                (4,666)
     Other, net.....................................................                708                    259
                                                                               --------               --------
            Income before income taxes..............................             26,583                  8,167
Income taxes........................................................             10,911                  3,353
                                                                               --------               --------
            Net income..............................................           $ 15,672               $  4,814
                                                                               ========               ========



                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                               1999                   1998
                                                                               ----                   ----
Net sales...........................................................           $514,824               $519,125
     Cost of sales, net of LIFO reserve.............................            416,148                456,731
                                                                               --------               --------
            Gross profit............................................             98,676                 62,394
Selling, general and administrative expenses........................             22,659                 21,298
                                                                               --------               --------
            Income from operations..................................             76,017                 41,096
Other income (expense):
     Equity in income (loss) of affiliate...........................               (109)                 1,663
     Interest expense, net..........................................            (12,069)               (13,011)
     Other, net.....................................................              1,421                    448
                                                                               --------               --------
            Income before income taxes..............................             65,260                 30,196
Income taxes........................................................             26,769                 12,396
                                                                               --------               --------
            Net income..............................................           $ 38,491               $ 17,800
                                                                               ========               ========

See accompanying notes to consolidated condensed financial statements

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

               Consolidated Condensed Statements of Cash Flows

                          (Unaudited) (In thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                     1999             1998
                                                                                     ----             ----
Cash flows from operating activities:
       Net income....................................................                $  38,491        $ 17,800
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization.............................                   18,937          20,726
           Loss (gain) on disposition and write-down of
             idle plant and equipment................................                      (12)            265

           Undistributed (earnings) losses of affiliate..............                      109          (1,663)
           Dividends received from affiliate.........................                       --             789
           Change in assets and liabilities:
              Trade accounts receivable, net.........................                  (15,519)         (4,929)
              Inventories............................................                   17,598         (14,727)
              Other receivables and prepaid expenses.................                   (1,516)         (1,977)
              Other assets...........................................                   (4,687)             --
              Accounts payable.......................................                      754          (4,221)
              Income taxes payable...................................                   13,734           5,997
              Other accrued expenses.................................                   (4,195)         14,753
                                                                                   -----------       ---------
              Net cash provided by operating activities..............                   63,694          32,813
                                                                                   -----------       ---------
Cash flows from investing activities:
       Additions to property, plant and equipment....................                  (26,734)        (39,137)
       Proceeds from sale of property, plant and
         equipment...................................................                      128              42

              Net cash used in investing activities..................                  (26,606)        (39,095)
                                                                                   -----------       ---------
Cash flows from financing activities:
       Net repayments under line-of-credit agreement with
         banks.......................................................                 (103,700)         15,837
       Repayments of notes payable to banks
       Proceeds from issuance of long-term debt......................                  210,000              --
       Dividends paid................................................                   (8,630)         (8,385)
                                                                                   -----------       ---------
           Net cash (used in) provided by financing
             activities..............................................                  (42,330)          7,452
                                                                                   -----------       ---------
           Net (decrease) increase in cash and cash
             equivalents.............................................                   (5,242)          1,170
       Cash and cash equivalents at beginning of period..............                   11,962          10,343
                                                                                   -----------       ---------
       Cash and cash equivalents at end of period....................                $   6,720        $ 11,513
                                                                                   ===========       =========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
           Interest (net of amount capitalized)......................                $  13,462        $ 14,588
           Income taxes..............................................                   13,035           6,399
                                                                                   ===========       =========

See accompanying notes to consolidated condensed financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY
Notes To Consolidated Condensed Financial Statements (Unaudited)
1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated condensed financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

     The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ending December 31, 1998 and 1997 contained in California Steel Industries, Inc.'s Amendment No. 3 to Registration Statement on Form S-4 (File number 333-79587) filed with Securities and Exchange Commission on September 29, 1999.

2.   New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounts Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard is not expected to have a material impact on our financial position, results of operations or liquidity.

3.   Inventories
     -----------

     Inventories are stated at the lower of cost (determined under the last-in, first-out method of accounting) or market value.

                                            September 30, 1999      December 31, 1998
                                              (In thousands)          (In thousands)
                                             ------------------     ------------------
        Finished goods.......................         $ 35,219               $ 45,641
        Work-in-process......................           19,055                 25,503
        Raw materials........................           96,432                 96,552
        Other................................            5,092                  5,700
                                                      --------               --------
          Total..............................         $155,798               $173,396
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
---------------------------

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "intends", and "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on our financial performance. These factors include a national or regional slowdown which decreases the demand for our products, high levels of steel imports, intense competition in our industry and uninsured risks such as earthquakes. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

Results of Operations
---------------------

                                                Tons Billed
                                 ---------------------------------------------
                                     Three months            Three months
                                     ended September       ended September
                                        30, 1999               30, 1998
                                 ---------------------------------------------
Hot Rolled....................          218,370                  192,860
Cold Rolled...................           74,966                   62,138
Galvanized....................          148,377                  102,007
ERW Pipe......................           37,135                   34,781
                                        -------                  -------
Total.........................          478,848                  391,886
                                        =======                  =======

     Net sales. Net sales for the third quarter of 1999 increased by $21,175,000 or 13.0%, compared to $162,391,000 in the third quarter of 1998. On a year to date basis, net sales decreased by $4,301,000 or 0.8%, from $519,125,000 for the nine months ending September 30, 1998 to $514,824,000 for the nine months ending September 30, 1999. The decrease is attributable to a period to period reduction in the average selling price of our products due to the lingering effects of import surges throughout 1998. Reduced sales prices in both the third quarter and the nine months ending September 30, 1999 reduced net sales by approximately $22,100,000 for three months ending September 30, 1999 and approximately $87,900,000 for the nine month period when compared to the corresponding periods in 1998. The effects of decreasing sales prices have been offset by higher sales volume and a better product mix emphasizing higher value added galvanized steel. Our 1999 volume is higher as compared to 1998 on both a quarter to quarter basis as well as a year to date basis. By increasing our volume, we increased both third quarter net sales by approximately $38,700,000 and year to date 1999 net sales by approximately $67,800,000. In addition, by selling more galvanized products as a percentage of total products sold we increased both third quarter net sales by approximately $4,700,000 and year to date 1999 net sales by approximately $15,800,000. We have continued experiencing slight sales price increases on hot rolled products and expect this trend to continue for the balance of the year.

     Gross profit. For the third quarter of 1999, gross profit increased by $18,608,000, or 97.8%, compared to third quarter of 1998 and by $36,282,000, or
58.2%, from $62,394,000 for the nine months ended September 30, 1998 to $98,676,000 for the nine months ended September 30, 1999. Gross profit as a percentage of net sales increased from 11.7% for the third quarter of 1998 to 20.5% for the same period in 1999 and from 12.0% for the nine months ended September 30, 1998 to 19.2% for the same period in 1999. Our gross profit increased as a result of (1) our slab costs decreasing at a faster rate than our unit sales prices, (2) a product mix that included more of the higher value added galvanized products and (3) higher sales volumes. Additionally, during the third quarter 1999, we recorded no LIFO adjustment versus a negative adjustment of $732,000 to LIFO during the same period in 1998, reflecting a decrease in inventory value. For the first nine months in 1999, we recorded a $10,638,000 LIFO adjustment versus a $2,437,000 LIFO adjustment in the same period in 1998, as a result of lower inventory costs. If we had used the FIFO method of accounting instead, gross profit as a percentage of net sales would have increased 12.2% and remained the same at 20.5% for the third quarter of 1998 and 1999, respectively. Gross profit as a percentage of net sales would have decreased to 11.7% for the nine month period ended September 30, 1998 and 17.1% for the nine months period ended September 30, 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $870,000 from $6,706,000 in the third quarter of 1998 to $7,576,000 in the third quarter of 1999 and increased $1,361,000 from $21,298,000 for the first nine months of 1998 compared to $22,659,000 for the same period in 1999. This increase resulted from a variety of miscellaneous expenses, the majority of which consisted of an increase in the profit sharing accrual due to higher profits and an increase in shipping expenses as a result of higher volumes.

     Equity in income (loss) of affiliate. During the third quarter of 1999, we recognized $197,000 of equity loss from our investment in Companhia Siderurgica de Tubarao, which consists of our pro-rata share of Companhia Siderurgica de Tubarao's loss, which amounted to $497,000 based on our 1.54% ownership interest offset by $300,000 of amortized negative goodwill. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. Companhia Siderurgica de Tubarao is a publicly-traded Brazilian company engaged in the production of steel slab. Approximately 95% of Companhia Siderurgica de Tubarao`s products are exported outside of Brazil and sold predominantly in U.S. dollars. This high percentage of U. S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates. For the same period in 1998, we recognized income of $1,663,000.

     Interest expense. For the third quarter of 1999, our interest expense decreased by $683,000 compared to the third quarter of 1998. Interest expense decreased $942,000, or 7.2%, from $13,011,000 for the first nine months in 1998, to $12,069,000 for the same period in 1999. The decrease in interest expense resulted from a slight decrease in our average outstanding debt during the first nine months of 1999 compared to the first nine months of 1998. Interest expense figures are net of interest income and capitalized interest of $296,000 for the three months ended September 30, 1999 and $825,000 for the nine months ended September 30, 1999 and $581,000 for three months ended September 30, 1999 and $1,527,000 for the nine months ended September 30, 1998.

     Income taxes. Income taxes increased $14,373,000 from $12,396,000 for the nine month period ended September 30, 1998 to $26,769,000 for the nine month period ended September 30, 1999. Income taxes increased as a result of higher income before tax in each period.

     Net income. Net income for the three and nine month periods ended September 30,1999 was $15,672,000 and $38,491,000 as compared to $4,814,000 and
$17,800,000 for the three and nine month periods ended September 30, 1998, for a period to period increase of 225.6% and 116.2%, respectively.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1999, we had $6,720,000 in cash and cash equivalents and $42,926,000 available under our credit facility. During the nine months ended September 30, 1999 cash flow from operations generated $63,694,000, which consisted of $38,491,000 in net income, $18,937,000 in depreciation and amortization expense and a net cash flow increase of $6,266,000 due to changes in assets and liabilities, the majority of which were a $17,598,000 decrease in inventories, a $15,519,000 increase in accounts receivable and a $13,734,000 increase in income taxes payable. Cash flow from investing activities during the nine months ended September 30, 1999 consisted predominately of $26,734,000 of capital expenditures. Cash flow from financing activities during the nine months ended September 30, 1999 consisted of net repayments under both, issuance of $150,000,000 of senior debt, short-term and long-term lines of credit and a dividend payment of $8,630,000.

     At September 30, 1999, we had approximately $17,326,000 in material commitments for capital investments. We estimate 1999 total capital expenditure to be approximately $45,000,000.

     We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and payment of dividends. We believe cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for the next 12 months.

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

Information and Non-Information Technology Systems
--------------------------------------------------

     Our significant non-information technology systems include water, electric, telephones, sewer and waste-water discharge systems. Our engineering department has completed its analysis of all non-information technology systems that support our business to determine the extent to which they are Year 2000 compliant. We believe our non-information technology systems are year 2000 compliant. To date, testing has not revealed year 2000 exposure in our non-information technology systems.

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

     Assessment - This phase entails a comprehensive assessment of each of our information technology systems with respect to Year 2000 problems. Based on testing we have undertaken since 1997, we have concluded that each of our three information systems utilizes some date sensitive data. Our administrative system includes our accounting, human resources, purchasing, sales and shipping functions. Diagnostic testing by a third party vendor revealed that the accounting, human resources and purchasing functions were purchased from an outside vendor and were not Year 2000 compliant. The other parts of our administrative system were developed by us and our tests revealed that they are Year 2000 compliant. Testing conducted in 1998 revealed that our production control system, which was developed in-house and which is used to schedule production at our mills and to manage production data as it relates to sales order entry, is Year 2000 compliant. Our process control system, which is a computer system that runs the production lines at each of our mills, was tested in 1998 and 1999 and the testing revealed that two pieces of production equipment have minor Year 2000 exposures.

     Remediation - This phase involves reprogramming or replacing our systems that are exposed to Year 2000 problems. We have purchased a Year 2000 compliant software system known as an enterprise resource planning (ERP) system. We purchased the ERP system to replace the portions of our administrative system that are not Year 2000 compliant and to modernize several aspects of our non-production systems technology. The ERP system has been installed and is
functioning well.   We have also developed and implemented remedial measures for the two pieces of production equipment that we identified as having minor Year 2000 exposure.

     Testing - This phase involves testing the effects of our remediation efforts. All remedial measures have been implemented. We will continue to test our remediation efforts for the balance of the year.

Year 2000 Costs
---------------

     As of September 30, 1999, we have incurred approximately $1,600,000 in costs related to implementing the ERP system. The project is complete. These costs were capitalized to the extent permitted under generally accepted accounting principles. We do not anticipate further expenditures for Year 2000 preparations.

Third Party Relationships
-------------------------

     Our material third party relationships are with slab suppliers, including foreign suppliers. We have contacted our major suppliers and they have confirmed to us that they are all Year 2000 compliant.

     We have also sent surveys to the vendors from which we made 85% of our 1998 purchases to determine their preparedness for the Year 2000. Of the 104 surveys we sent, we have received 72 responses. These responses have been evaluated to determine whether and the extent to which these suppliers are Year 2000 compliant. Results of such evaluations are being used to fine tune our contingency plans.

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

     We maintain a general contingency plan for emergencies and have updated this plan to deal with the Year 2000 problem. In this regard, each of our departments is responsible for ensuring that they have back-up capabilities to eliminate or minimize the negative effects of emergencies. In addition, we maintain inventories capable of supporting sales activities for approximately sixty days with an additional thirty days of inventory in transit to our facilities at any given time. Our contingency efforts are being carried out by a team of employees led by our manager of information technology. As an additional precaution we will not be operating any production equipment at year-end.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our $150,000,000 senior unsecured notes and on our $130,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt such as the senior unsecured notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of the debt instrument, but do affect earnings and cash flows. We do not have an obligation to repay our senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. Management believes that the interest rate on the senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at LIBOR plus 70 to 100 basis points and management estimates that average outstanding borrowings under the facility for the year will be approximately $80,000,000. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $800,000 for the year.

     Management does not believe that the future market rate risk related to the senior notes and the floating rate bank facility will have a material impact on the Company's financial position, result of operations or liquidity.

                          PART II.  OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits.

Exhibit
-------
Number       Description
------       -----------
 3.1         Certificate of Incorporation of the Registrant as amended by
             Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993.*

* 3.2        Bylaws of the Registrant.*

 4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009.*

 4.2         Specimen Series A note.*

 4.3 Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.*

 27.1        Financial Data Schedule

      (b)    Reports on Form 8-K.

             None.



_____________________
* Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1999
                              CALIFORNIA STEEL INDUSTRIES, INC.



                              By: /s/ Vincente B. Wright
                                 ------------------------------
                                  Vicente B. Wright
                                  Executive Vice President, Finance
                                  (Principal Financial and
                                  Accounting Officer)

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

  4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009.*

  4.2       Specimen Series A note.*

  4.3 Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.*

  27.1      Financial Data Schedule


_____________________
* Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999.