Form 10-Q/A
period 1999-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 1999-11-18
CIK 751799

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q

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

                                EXPLANATORY NOTE
                                ----------------

     This Form 10-Q/A No. 1 is being filed to amend Items 1 and 2 of the Company's Form 10-Q: (1) to reflect the dollar amounts for the Repayments of notes payable to banks on the Consolidated Condensed Statements of Cash Flow which numbers were inadvertently omitted in the Company's filing of its Form 10-Q for the third quarter ended September 30, 1999; (2) to make corrections to the three months ended September 30, 1998 total Tons Billed under the Results of Operations; and (3) to include nine month totals under the Results of Operations.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents

                                                                                                Page
                                                                                                ----
Part I. Financial Information
     Item 1.   Financial Statements............................................................. 2

               Consolidated Condensed Balance Sheets as of
                    September 30, 1999 and December 31, 1998.................................... 2

               Consolidated Condensed Statements of Income for
                    the three months and nine months ended
                    September 30, 1999 and 1998................................................. 3

               Consolidated Condensed Statements of Cash Flows
                   for the nine months ended September 30, 1999 and  1998....................... 4

               Notes to Consolidated Condensed Financial Statements............................. 5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................................. 7

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

                Consolidated Condensed Balance Sheets
              (In thousands, except per share amounts)
                                                                                   As of                  As of
                                                                               September 30,           December 31,
                               Assets                                              1999                   1998
                                                                              ---------------         --------------
                                                                                (unaudited)
Current assets:
     Cash and cash equivalents.......................................             $  6,720              $ 11,962
     Trade accounts receivable, less allowance for
         doubtful receivables of $1,260,000 and $720,000
         in 1999 and 1998............................................               69,149                53,630
     Inventories.....................................................              155,798               173,396
     Deferred income taxes...........................................                4,545                 4,545
     Other receivables and prepaid expenses..........................                6,727                 5,211
                                                                                  --------              --------
            Total current assets.....................................              242,939               248,744
                                                                                  --------              --------
Investment in affiliated company.....................................               34,617                34,726
Other assets.........................................................                4,687                    --
Property, plant and equipment, net...................................              258,844               251,163
                                                                                  --------              --------
            Total assets.............................................             $541,087              $534,633
                                                                                  ========              ========
              Liabilities and Stockholders' equity
Current liabilities:
     Notes payable to banks..........................................             $     --              $103,700
     Current installments of long-term debt..........................                   --                20,000
     Accounts payable................................................               51,304                50,550
     Income tax payable..............................................               13,734                    --
     Other accrued expenses..........................................               18,149                22,344
                                                                                  --------              --------
            Total current liabilities................................               83,187               196,594
                                                                                  --------              --------
Long-term debt, excluding current installments.......................              210,000               120,000
Deferred income taxes................................................               26,740                26,740

Stockholders' equity:
     Class C preferred stock, $10,000 par value per share.
      Authorized 3,000 shares; issued and outstanding 3,000 shares...               30,000                30,000
     Common stock, no par value.  Authorized 2,000 shares; issued
      and outstanding 1,000 shares...................................               10,000                10,000
     Retained earnings...............................................              181,160               151,299
                                                                                  --------              --------
            Total stockholders' equity...............................              221,160               191,299

     Commitments and contingencies...................................                   --                    --
                                                                                  --------              --------
            Total liabilities and stockholders' equity...............             $541,087              $534,633
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
                                                                                     ========       ========

See accompanying notes to consolidated condensed financial statements

                 CALIFORNIA STEEL INDUSTRIES, INC.
                           AND SUBSIDIARY
       Consolidated Condensed Statements of Cash Flows
                    (Unaudited) (In thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
                                                                                       1999           1998
                                                                                       ----           ----
Cash flows from operating activities:
     Net income.....................................................                 $ 38,491       $ 17,800
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization...............................                   18,937         20,726
        Loss (gain) on disposition and write-down of idle plant and
         equipment..................................................                      (12)           265

        Undistributed (earnings) losses of affiliate................                      109         (1,663)
        Dividends received from affiliate...........................                       --            789
        Change in assets and liabilities:
          Trade accounts receivable, net............................                  (15,519)        (4,929)
          Inventories...............................................                   17,598        (14,727)
          Other receivables and prepaid expenses....................                   (1,516)        (1,977)
          Other assets..............................................                   (4,687)            --
          Accounts payable..........................................                      754         (4,221)
          Income taxes payable......................................                   13,734          5,997
          Other accrued expenses....................................                   (4,195)        14,753
                                                                                     --------       --------
          Net cash provided by operating activities.................                   63,694         32,813
                                                                                     --------       --------
Cash flows from investing activities:
     Additions to property, plant and equipment.....................                  (26,734)       (39,137)
     Proceeds from sale of property, plant and equipment............                      128             42
                                                                                     --------       --------
          Net cash used in investing activities.....................                  (26,606)       (39,095)
                                                                                     --------       --------
Cash flows from financing activities:
     Net repayments under line-of-credit agreement with banks.......                 (103,700)        15,837
     Repayments of notes payable to banks...........................                 (140,000)            --
     Proceeds from issuance of long-term debt.......................                  210,000             --
     Dividends paid.................................................                   (8,630)        (8,385)
                                                                                     --------       --------
        Net cash (used in) provided by financing activities.........                  (42,330)         7,452
                                                                                     --------       --------
        Net (decrease) increase in cash and cash equivalents........                   (5,242)         1,170
     Cash and cash equivalents at beginning of period...............                   11,962         10,343
                                                                                     --------       --------
     Cash and cash equivalents at end of period.....................                 $  6,720       $ 11,513
                                                                                     ========       ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest (net of amount capitalized)........................                 $ 13,462       $ 14,588
        Income taxes................................................                   13,035          6,399
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

3.  Inventories
    -----------

    Inventories are stated at the lower of cost (determined under the last-in, first-out method of accounting) or market value.

                                                                September 30, 1999       December 31, 1998
                                                                  (In thousands)           (In thousands)
                                                                ------------------       -----------------
     Finished goods.............................................   $ 35,219                 $ 45,641
     Work-in-process............................................     19,055                   25,503
     Raw materials..............................................     96,432                   96,552
     Other......................................................      5,092                    5,700
                                                                    -------                 --------
         Total..................................................   $155,798                 $173,396
                                                                   ========                 ========

4.   Long-Term Debt
     ---------------

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

Results of Operations
---------------------

                                                                Tons Billed
                             ----------------------------------------------------------------------------------
                             Three months        Three months          Nine months              Nine months
                                ended                ended                ended                    ended
                             September 30,       September 30,         September 30,            September 30,
                                 1999                1998                  1999                     1998
                             ----------------------------------------------------------------------------------
Hot Rolled............        218,370             192,960                660,482                    639,403
Cold Rolled...........         74,966              62,138                219,283                    178,834
Galvanized............        148,377             102,007                392,875                    285,707
ERW Pipe..............         37,135              34,781                 92,428                    111,009
                              -------             -------              ---------                  ---------
Total.................        478,848             391,886              1,365,068                  1,214,953
                              =======             =======              =========                  =========

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

     Gross profit. For the third quarter of 1999, gross profit increased by $18,608,000, or 97.8%, compared to third quarter of 1998 and by $36,282,000, or
58.2%, from $62,394,000 for the nine months ended September 30, 1998 to $98,676,000 for the nine months ended September 30, 1999. Gross profit as a percentage of net sales increased from 11.7% for the third quarter of 1998 to 20.5% for the same period in 1999 and from 12.0% for the nine months ended September 30, 1998 to 19.2% for the same period in 1999. Our gross profit increased as a result of (1) our slab costs decreasing at a faster rate than our unit sales prices, (2) a product mix that included more of the higher value added galvanized products and (3) higher sales volumes. Additionally, during the third quarter 1999, we recorded no LIFO adjustment versus a negative adjustment of $732,000 to LIFO during the same period in 1998, reflecting a decrease in inventory value. For the first nine months in 1999, we recorded a $10,638,000 LIFO adjustment versus a $2,437,000 LIFO adjustment in the same period in 1998, as a result of lower inventory costs. If we had used the FIFO method of accounting instead, gross profit as a percentage of net sales would have increased 12.2 % and remained the same at 20.5% for the third quarter of 1998 and 1999, respectively. Gross profit as a percentage of net sales would have decreased to 11.7% for the nine month period ended September 30, 1998 and 17.1% for the nine months period ended September 30, 1999.

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


November 17, 1999
                              CALIFORNIA STEEL INDUSTRIES, INC.



                              By:           /s/ Vicente B. Wright
                                  -----------------------------------------
                                         Vicente B. Wright
                                         Executive Vice President, Finance
                                         (Principal Financial and
                                         Accounting Officer)