Form 10-K405
period 1999-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2000-03-27
CIK 751799

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

  For the fiscal year ended December 31, 1999

                                      or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

  For the transition period from         to

                       Commission File Number: 333-79587

                               ----------------

                       CALIFORNIA STEEL INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                    33-0051150
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)
      14000 San Bernardino Avenue
          Fontana, California                                 92335
(Address of principal executive offices)                    (Zip code)

                                (909) 350-6200
             (Registrant's telephone number, including area code)

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
            Title of Each Class:            on Which Registered:
            --------------------           ---------------------
                    None                            None

          Securities registered pursuant to Section 12(g) of the Act:

                     8 1/2% Series B Senior Notes due 2009
                               (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 15, 2000, there were 1,000 shares of the registrant's common stock, no par value, outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       CALIFORNIA STEEL INDUSTRIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  For The Fiscal Year Ended December 31, 1999

                                                                          Page
                                                                          ----

 PART I..................................................................   1

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................    9

 Item 3.  Legal Proceedings.............................................    9

 Item 4.  Submission of Matters to a Vote of Security Holders...........   10

 PART II.................................................................  11

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................   11

 Item 6.  Selected Financial Data.......................................   11

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   12

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   16

 Item 8.  Consolidated Financial Statements and Supplementary Data......   17

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   17

 PART III................................................................  18

 Item 10. Directors and Executive Officers of the Registrant............   18

 Item 11. Executive Compensation........................................   20

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   23

 Item 13. Certain Relationships and Related Transactions................   23

 PART IV.................................................................  25

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   25

                                    PART I

Item 1. Business

  Statements of our belief in this section are based on our own internal studies or research, estimates of members of our senior sales management team, our knowledge of the industry or other information we have internally compiled.

Introduction

  We believe we are the leading producer of flat rolled steel in the western United States based on tonnage billed. We produce the widest range of flat rolled steel products in the region, including hot rolled, cold rolled and galvanized coil and sheet. We also produce electric resistance weld pipe. Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. Our principal market consists of the 11 states located west of the Rocky Mountains. We have four main competitors located in the western United States. Steel products are also supplied to the western United States via imports from foreign companies and to a lesser extent from domestic suppliers located in the midwestern United States. We believe our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships provide us with significant advantages over our competition.

Industry Overview

  The steel industry is highly cyclical in nature. It is influenced by a combination of factors including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and tariffs. Other factors including the failure to adapt to technological change, plant inefficiencies and high labor costs have affected the industry. Steel, regardless of product type, responds to forces of supply and demand, and prices have been volatile and have fluctuated in reaction to general and industry-specific economic conditions.

  There are generally two types of steel producers: "integrated mills" and "mini-mills." Steel manufacturing by an integrated producer includes ironmaking from raw materials, like iron ore and coal in a blast furnace, followed by steelmaking, slab making, reheating and further rolling into coil or other shapes. A mini-mill is generally a smaller volume steel producer that uses an electric arc furnace rather than a blast furnace to create steel from ferrous scrap metal. Mini-mills typically service regional markets.

  Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. As a result, we do not have the fixed costs associated with the manufacturing of steel. Historically, raw material costs comprise approximately 70% of our cost of goods sold. We believe we are the largest importer and the second largest purchaser of steel slab in the world. Our purchasing power provides us with the ability to negotiate favorable terms and conditions for steel slab from low cost and high quality producers throughout the world. Prices of our flat rolled steel products have historically experienced a close correlation to the prices of steel slab. Although we remain subject to the cyclicality inherent in the steel industry, we believe this correlation, combined with our slab-based business model, provides us with operating margins that are more consistent than those of a typical flat rolled steel producer.

 Recent Industry Conditions

  Beginning in the fourth quarter of 1997 and extending through 1998, many foreign steel producers, particularly those located in Asia and Russia, experienced difficult financial and economic conditions in their domestic markets. Economic weakness within their home borders caused a significant decrease in local demand for steel and other industrial materials. Thus, many foreign steel producers were forced to export to countries like the United States that have more stable economic conditions. In addition, the substantial weakness in value of their local currencies relative to the U.S. dollar enabled many exporters to drive prices substantially lower in the U.S. steel market. This increase in foreign steel supply and commensurate pricing pressure negatively affected all U.S. steel producers in 1998 and into 1999. Because of its proximity to Asia, the western United States was one of the first regions to be targeted by the additional export steel supply. We believe that our market began to experience significant export intrusion in the fourth quarter of 1997.

  During 1999, the International Trade Commission of the U.S. Department of Commerce and the U.S. International Trade Commission imposed anti-dumping duties ranging from 17% to 67% on certain foreign steel producers. Additionally, agreements were concluded between the U.S. government and the governments of Brazil and Russia to limit hot rolled shipments into the United States for a period of five years. We believe that this measure of relief against the significant supply of hot rolled products entering the U.S. market, through clearly defined limits on imports or additional tariffs, served as a stabilizing force to domestic steel prices in 1999. However, while prices on flat rolled steel products began to recover throughout 1999, as of December 31, 1999 unit prices still remained below prices experienced in the prior year.

  In 1999, several U.S. steel producers filed petitions seeking relief from foreign dumping of several other types of steel including, but not limited to, cold rolled steel and electric resistance welded pipe. We were not a party to these additional petitions.

Products and Customers

  Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance weld (ERW) pipe. The following table sets forth our sales by product category as a percentage of total shipments for the periods indicated:

                                               Year Ended December 31,
                                            ---------------------------------
                                            1999   1998   1997   1996   1995
                                            -----  -----  -----  -----  -----
   Hot rolled coil and sheet...............  47.3%  52.1%  58.0%  58.8%  59.7%
   Cold rolled coil and sheet..............  15.9%  15.1%  12.0%  12.2%  11.8%
   Galvanized coil and sheet...............  29.7%  24.4%  21.8%  22.2%  21.6%
   ERW pipe................................   7.1%   8.4%   8.2%   6.8%   6.9%
                                            -----  -----  -----  -----  -----
     Total.................................   100%   100%   100%   100%   100%
                                            -----  -----  -----  -----  -----
   Total tons billed, excluding scrap (in
    thousands)............................. 1,803  1,614  1,625  1,563  1,497
                                            =====  =====  =====  =====  =====

  The western U.S. steel market is comprised of many consumers typically requiring small order sizes with a wide variety of metallurgical qualities and specifications. In contrast, the majority of other U.S. steel markets primarily depend on heavy-tonnage steel consumers like the automotive and durable goods manufacturing industries. We believe that the western United States' smaller and more diverse customer base helps shift pricing power away from the consumer and to the supplier. Instead of competing solely on price, we believe we benefit from having customers that place greater value on our competitive strengths, including integrated service, timeliness of delivery and ability to meet unique customer needs. We believe that we benefit from our strategic location in Fontana, California.

  We have over 300 active customers, with no single customer accounting for more than 6% of our 1999 sales. Our customers include service and processing centers, construction and building material companies, roofing and decking manufacturers, structural tubing concerns, oil and gas producers and distributors, wheel and rim manufacturers, packaging and container companies as well as various customers in other industries.

  We do not actively pursue sales in foreign markets and we make foreign sales only when they are economically advantageous to us. In 1999, we sold approximately 8,600 tons of steel product to customers in Mexico and Canada, which represented approximately 0.48% of our total 1999 tons billed.

  Hot rolled coil and sheet is our largest product category as measured by tons sold per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, shipping containers, auto wheels and rims, strapping, tubing and a variety of construction related products. In 1999, we directed approximately 49.2% of our hot rolled production to our customers and we further processed approximately 50.8% internally for our own product needs.

  Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, lighting fixtures, metal office furniture, water heaters, container manufacturers, tubing, appliances, galvanized containers and a variety of construction related products. In 1999, we directed approximately 39.9% of our cold rolled production to our customers and we further processed approximately 60.1% internally for our own product needs.

  Galvanized coil and sheet is produced by adding zinc to cold rolled steel for additional corrosion resistance. We believe we offer the broadest range of thicknesses, widths and coatings of galvanized products in the western U.S. market. Applications for our galvanized coil product include tubing, drums, tanks, culvert and a variety of construction related products.

  We supply ERW pipe with diameters ranging from 4.59 to 16.09 in the western U.S. markets. The principal end-users of our ERW pipe production are oil and gas transmission companies. We also sell standard pipe to industrial accounts for load bearing and low-pressure applications.

Operations

 Modernization Program

  In 1993, we began a capital expenditure program of approximately $250.0 million to be spent over a six year period. As of December 31, 1999, we had completed the capital investments originally contemplated under the modernization program. We believe that these investments have strengthened our competitive position by reducing operating costs, broadening our product line, improving product quality and significantly increasing our throughput capacity of flat rolled steel products.

  The following table describes the primary investments made under our modernization program:

    Major Investment       Amount     Completion             Benefit
    ----------------       ------     ----------             -------
                        (in millions)
 Continuous pickling                             .  Replaced two pickling lines
                                                    and increased annual
  line................       $68         1994       continuous pickling
                                                    capacity from 780,000 to
                                                    1.2 million tons
                                                 .  Increased overall
                                                    efficiency, productivity
                                                    and product quality

 Five-stand cold                                 .  Revamped five-stand cold
  rolling                                           rolling mill and increased
  mill modernization..       $64         1997       throughput capacity and
                                                    improved overall product
                                                    quality
                                                 .  Increased maximum width of
                                                    coils produced from 429 to
                                                    629, allowing for a
                                                    commensurate increase in
                                                    coil weight from 18 to 35
                                                    tons (increased width
                                                    matches width capacity on
                                                    new continuous pickling
                                                    line)

 Reheat furnace.......       $28         1997    .  Walking beam furnace
                                                    substantially replaced
                                                    3 pusher furnaces
                                                 .  Reduced emissions from
                                                    reheating process and
                                                    decreased energy costs

 Second continuous           $73         1998    .  Increased annual capacity
  galvanizing line....                              from 375,000 to
                                                    550,000 tons
                                                 .  Provided ability to produce
                                                    a broader product range (we
                                                    believe the widest range in
                                                    the western United States)
                                                 .  Improved efficiency by
                                                    allowing each galvanizing
                                                    line to focus on either
                                                    high or low gauge product
                                                 .  Investment includes a
                                                    capital expenditure of
                                                    $38.5 million and an
                                                    operating lease of
                                                    $34.5 million

 Coil handling               $14         1999    .  Reduced hot coil cooling
  system..............                              times from 3 days to
                                                    6-8 hours
                                                 .  Improved product quality
                                                    and efficiency by
                                                    eliminating manual coil
                                                    handling process

  We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products. We believe that the full benefits of the modernization program have yet to be achieved as production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. Two of the principal achievements realized from the modernization program have been increased production capacity and a continued shift to higher margin, value added products.

 Hot Strip Rolling and Finishing Mills

  We produce hot rolled coil and sheet from slab in our hot strip mill. A walking beam furnace reheats slab, directs it to a multi-stand rolling mill to reduce thickness and rolls it into coil. Equipped with an automatic gauge control system and technologically advanced computer controls, the hot strip mill currently possesses a throughput capacity of over 1.7 million tons and can produce hot rolled coil in gauges from .0539 to .75.9

  The hot strip mill facility is primarily composed of the following:

  . a walking beam furnace with a capacity of 5,820 tons of slab per day supported by one pusher type reheat furnace that can be used to provide incremental production needs and increase capacity by 310 tons per day; and

  . the 869 mill which consists of five roughing stands, a scale breaker, six finishing stands and two downcoilers.

  In addition, the hot strip finishing lines are composed of the following:

  . an 809 coil slitter line that can trim product up to 0.3759 in thickness and can be easily adjusted to meet a variety of customer-specified widths;

  .  one shear line using a synchronized flying shear;

  . a skin pass line that uses one 2-hi mill with 329 diameter x 869 rolls which is used for surface improvements; and

  . a build-up line that is used to increase coil sizes to customers specifications.

 Continuous Pickle Line

  We can further process hot rolled coil on the 629 continuous pickle line for direct sales to our customers or for cold rolling and galvanizing production. The continuous pickle line is a conventional horizontal design with a coil entry section, welder, hot water preheat tanks, acid tanks, water rinse, dryer, looper, side trimmer, coiler, oiling equipment and scale. The line, which was installed in 1994, can currently yield up to approximately
1.2 million tons per year.

 Cold Rolled Mill

  Cold rolled sheet is hot rolled steel that has been further processed through the continuous pickle line and then successively passed through a rolling mill without reheating until the desired gauge and other physical properties have been achieved. Cold rolling reduces gauge and hardens the steel and, when further processed through an annealing furnace and temper mill, improves uniformity, ductility and formability. Cold rolling can also impart various surface finishes and textures. Cold rolled steel is used in applications that demand higher quality or finish. The thinner coil is usually annealed to increase ductility, while some coil is cut into sheet.

  The cold rolled facility, with a current annual finished capacity of approximately 1.1 million tons, includes the following:

  .  a five-stand reduction mill;

  .  an electrolytic cleaning line; and

  .  nine single stack annealing furnaces.

  The five-stand reduction mill reduces pickled steel strip from a gauge range of .0759 to .2259 to a range of .0109 to .1729 in thickness, with a maximum width of 609. The five-stand reduction mill was completely revamped in 1997. After cold reduction, coil is cleaned in a 2008 to 1,0008 per minute electrolytic cleaning line, producing smut-free steel which is then batch annealed before final production in the 60" temper mill, where the steel is tempered to specified finish and gauge.

 Galvanizing Mills

  Galvanized coil and sheet represent our highest value added products, requiring the greatest degree of processing and quality controls. We produce galvanized sheet by taking cold rolled coil, heating it in an annealing furnace and dipping the coil, while still hot, into a pot of molten zinc. As the coil leaves the pot, coating controls insure product specifications match customer requirements. The steel's corrosion resistance makes it ideal for applications like air conditioning units, air ducts, metal ties, studs, siding, decking, roofing and culverts.

  With the addition of our second continuous galvanizing line that started production in August 1998, we believe that our galvanizing facilities can produce the full range of coated steel. The combined current capacity of our galvanizing lines is approximately 550,000 tons per year. The first galvanizing line is horizontally configured and produces gauges from .0129 to
 .174.9 The second continuous galvanizing line is vertically configured and produces gauges from .019 to .069.

 Electric Resistance Weld (ERW) Pipe Mill

  We produce ERW pipe by rollforming hot rolled coil into a pipe shape, welding the edges together with a high frequency welder, annealing the weld and cutting the finished product to length on a continuous line. The ERW pipe may then undergo additional testing and/or finishing operations like hydrotesting and end beveling.

  The pipe mill produces pipe with outside diameters ranging from 4.59 to 169 and wall thickness ranging from .1569 to .3759, with lengths available up to 638 without mid-weld. Process coating is available through local coating applicators, one of whom lease space on our property. The ERW pipe mill has a current capacity of approximately 150,000 tons per year.

 Semi-Finished Steel Slab and Suppliers

  Steel slab is a semi-finished steel product in rectangular form and is generally the first form taken by molten steel after it solidifies. The principal users of steel slab are steel producers or processors that roll slab into finished products like plate or coil.

  Historically, our raw material consumption costs have comprised approximately 70% of our cost of goods sold. We are the largest importer and the second largest purchaser of slab in the world. We purchase slab from a diverse group of foreign suppliers and one U.S. supplier to obtain high quality steel at low cost through reliable sources. Our foreign vendors are located in Brazil, Australia, Japan, Germany, Netherlands, Russia, Mexico, and Venezuela.

  Prior to 1999, we made our slab purchases on a quarterly basis. In 1999, however, approximately 90% of our slab procurement needs were met with slab purchased under purchase contracts. We changed from our traditional method of slab purchasing when an opportunity was recognized to assure slab suppliers with guaranteed volume in exchange for attractive pricing. Toward the latter half of 1999, the worldwide slab market had reversed course and the opportunities to enter into similar purchase contracts for 2000 have diminished. We will return to negotiating slab prices on a quarterly basis with respect to our slab purchases for year 2000.

  Although we are not reliant on any one single vendor, we currently expect to purchase approximately 50% of our estimated 2000 supply from Companhia Siderurgica de Tubarao. Located in Brazil, we believe that Companhia Siderurgica de Tubarao is the largest commercial producer and exporter of slab in the world. We also currently expect to purchase approximately 20% of our 2000 supply from Broken Hill Proprietary Company Ltd. Both of these mills have been our traditional suppliers for over 10 years. All of our existing contracts with our parent or affiliated companies are negotiated on an "arm's length" basis and in accordance with market conditions.

  We are related to Companhia Siderurgica de Tubarao. Companhia Siderurgica de Tubarao is a subsidiary of both Companhia Vale do Rio Doce and Kawasaki Steel Corporation, our stockholders' parent companies. We are not related to Broken Hill Proprietary Company Ltd.

  We negotiate directly with a variety of shipping companies to deliver our slab directly to the Port of Los Angeles. We also charter vessels from Seamar Shipping Corporation, a subsidiary of Companhia Vale do Rio Doce. The vessels are loaded following a specific stowage plan that we developed. The plan ensures high productivity rates at both the loading and unloading sites. Our agents are on site for the loading of each shipment. After unloading, the slab is transported to our facility by rail using the services of the Burlington Northern Santa Fe Railroad. A recently renewed long-term contract with Burlington Northern covers our transportation service at fixed rates through 2003.

  According to the Shareholders' Agreement, we have agreed to continuously purchase slabs from Companhia Siderurgica de Tubarao as raw material for our operations according to basic terms and conditions we agree upon from time to time. In addition, our stockholders have agreed to maintain the existing contracts between us and Companhia Siderurgica de Tubarao and Seamar Shipping Corporation in accordance with their respective terms and conditions.

  We believe that our integrated slab procurement system allows us to manage our slab inventory levels, ensuring optimal tonnage levels as well as the slab quality necessary to meet our customers' order specifications. As of December 1999, we had what we believed to be firm backlog orders of approximately 248,000 tons. Based on our average sales price at that time, the backlog value was approximately $95,000,000. As of December 1998, we had what we believed to be firm backlog orders of approximately 116,000 tons. Based on our average sales price at that time, the backlog value was approximately $49,000,000.

Marketing and Customer Service

  We believe that we provide the highest level of customer service and product support in the western U.S. market. Our emphasis on customer service and product quality has enabled us to establish long-standing relationships with our customers. Our relationships with 90% of our top 30 customers extend beyond 10 years. We attribute this customer loyalty, in large part, to our strategy of delivering superior customer service as well as the in-depth market knowledge of our salesforce. Each member of our senior sales team has in excess of 25 years of experience selling to our western U.S. customer base.

  Our marketing and customer service strategies emphasize three principal objectives:

  .  To provide a broad range of products;

  .  To provide consistent service and on time product availability; and

  .  To provide ancillary, value added services.

  We are the only producer of flat rolled steel products located in the western United States which can supply hot rolled, cold rolled and galvanized coil and sheet. We also produce ERW pipe in diameters ranging from 4.59 to
16.09. We believe that we are well equipped to provide "one-stop shopping" for our customers and we believe that this maximizes sales opportunities and increases the convenience and value of the service we provide to customers. We will continue to invest in the quality of our products across all product lines, allowing us to market ourselves as a full-service provider of flat rolled steel in the region.

  Our location in southern California not only gives us a significant freight cost advantage over our competition, but also allows us to provide a more service-oriented approach to our customers. Our operating structure allows us to respond quickly to changes in the timing of customer requirements, adjust schedules, source stock inventory and meet specialized shipping needs. Our ability to deliver made-to-order products in a timely manner allows our customers to maximize their inventory turns and meet production targets. By maintaining a regional focus, we believe that we can most effectively service our customers and achieve our goal of increasing market share in higher margin value added products.

  As part of our strategy to provide superior customer service, we offer our customers ancillary services such as engineering and metallurgical advice. A substantial portion of our customers are small to medium-sized businesses. As a result, many do not have the resources to employ a sophisticated metallurgical engineering staff. Our metallurgical engineers work with our customers on a daily basis, often on site, providing advisory services focused on reducing procurement costs and improving overall production efficiency. In addition to ancillary services, we also provide "service center" like operations including slitting, shearing, coating and single-billing for third party processing. We believe that these value added services help to further differentiate us from our competitors.

Competition

  The steel industry is cyclical in nature and highly competitive. We compete with domestic and foreign steel producers on the basis of customer service, product quality and price. The domestic steel industry has been adversely affected in recent years by high levels of steel imports, worldwide production overcapacity, increased domestic and international competition and other factors. We believe that the competitive landscape within the steel industry will continue to evolve, especially as new technologies and production methods are introduced. We believe that because of our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships, we are well positioned to meet competitive threats. However, some of our competitors are larger and may have substantially greater capital resources, more modern technology and lower labor and raw material costs than us, as well as excess production capacity in some products and could exert downward pressure on prices for some of our products in the future.

  We are also subject to general economic trends and conditions, such as the presence or absence of sustained economic growth and currency exchange rates. We are particularly sensitive to trends in the construction, agriculture, oil and gas and gas transmission industries, because these industries are significant markets for our steel products. If there were a downturn in one or more of these industries, our sales volume could be adversely affected.

 U.S. Competition

  We compete with western U.S. based producers of steel sheet products including steel processors, one integrated producer and, to a lesser extent, service centers. Historically, high transportation costs have deterred midwestern steel manufacturers from accessing the western U.S. market. Many of our competitors have invested in new plants and equipment, that have improved their product quality and increased their production efficiencies. In the hot rolled segment, our principal domestic competitor is Geneva Steel, located in Provo, Utah. UPI, located in Pittsburgh, California, is our principal competitor in galvanized and cold rolled products. We also compete in the galvanized market with Broken Hill Proprietary Company Ltd., located in Kalama, Washington, and MSC Pinole-Point Steel, located in Richmond, California.

  We also compete with steel service and processing centers. Service and processing centers serve as both our customers as well as competitors. Service centers serve as wholesale distributors for a broad line of sheet products and also provide value added services including slitting, shearing and coating.

  Over the past 10 years, mini-mills have been transforming the competitive environment of the U.S. steel industry. Mini-mills are generally smaller volume steel producers that use ferrous scrap metal as their basic raw material and serve regional markets. While no mini-mills in our market currently produce significant amounts of flat rolled products, at least one mini-mill has expressed an intention to construct facilities in the western U.S. to produce hot rolled coil and sheet that might compete with products we manufacture. Manufacturing techniques have allowed mini-mills to produce types of sheet products that have traditionally been supplied by us or integrated producers. We also face increasing competition from producers of materials such as aluminum, composites, plastics and concrete that compete with steel in many markets.

 Foreign Competition

  Foreign steel producers have consistently competed in the western United States steel market in all of our product categories. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies. Beginning in the fourth quarter of 1997 and extending through 1998, we experienced increased competition from importers primarily within the hot rolled products sector. Although imported steel has relatively long lead times to reach the western U.S. market, economic and currency dislocations in foreign markets encourage many importers to target the United States with excess capacity at aggressive prices. Existing trade laws and regulations may not be adequate to prevent unfair trade practices concerning steel imports that could pose increasing problems for us and the rest of the domestic steel industry.

Employee Relations

  At December 31, 1999, we had 952 full-time employees. We have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

Forward-Looking Statements

  Certain statements contained in this Form 10-K regard matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee," "will be," "will continue," "will likely result," and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-K and the following:

  . our substantial indebtedness, interest expense and principal repayment obligations under our bank facility and 8 1/2% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

  . because our board of directors is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in costly delays in making important business decisions and put us at a competitive disadvantage,

  .  competitive factors and pricing pressures,

  .  our ability to control costs and maintain quality,

  .  future expenditures for capital projects, and

  . industry-wide market factors and general economic and business conditions.

  Our actual results could differ materially from those projected in these forward-looking statements as a result of these risks, uncertainties and assumptions, many of which are beyond our control.

Item 2. Properties

  We are located on approximately 450 acres in Fontana, California. Our facilities are situated on approximately 115 acres of this space. The property includes a 22 mile railroad system serviced by Burlington Northern Santa Fe and Southern Pacific rail lines.

Item 3. Legal Proceedings

  We are from time to time in the ordinary course of business, subject to various pending or threatened legal actions. We believe that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on our financial position, results of operations or liquidity.

Environmental Matters

  Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state, and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and solid and hazardous waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $3.2 million in 1997, $2.3 million in 1998 and $1.1 million in 1999. We plan to spend approximately $2.4 million in 2000, with the largest component representing investigation activities at our Fontana site.

  In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control. This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we are conducting an investigation of potential soil contamination at approximately 28 areas of concern at our facility in Fontana, California. We currently expect to propose a remedial action plan to the Department in the spring of 2000. We estimate remedial costs could range from $5.2 to $11.0 million. However, the current estimate is an approximation based on incomplete information. This estimate is less than earlier estimates and could be further reduced as more information becomes available. On the other hand, these costs could be significantly higher if substantial soil excavation is required or if the agency requires any groundwater investigation or remediation. Our actual future expenditures for response actions regarding environmental conditions existing at our properties and other similar matters cannot be conclusively determined at this time. There can be no guarantee that these expenditures will not have a material adverse effect on our financial condition or results of operations. At December 31, 1999, we accrued $800,000 for a remedial action feasibility study, which is expected to be completed over the next two years.

  In October 1998, we received a Notice of Violation of Waste Discharge Requirements from the California Regional Water Quality Control Board, Santa Ana Region, relating to stormwater discharges at our Fontana facility. Based on the facts and circumstances of this case, we believe that the outcome of this matter will not materially affect our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Not applicable.

Item 6. Selected Financial Data

  The selected consolidated financial information presented below as of and for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995 has been derived from our audited consolidated financial statements. Except for the fiscal years ended December 31, 1995 and 1996 these consolidated financial statements are contained elsewhere in this Form 10-K. The following selected consolidated financial information is qualified by reference to, and should be read in conjunction with the historical consolidated financial statements, including notes accompanying them and "Management's Discussion and Analysis of Financial Condition and Results of Operations" found elsewhere in this Form 10-K.

                                    Year Ended December 31,
                          ----------------------------------------------------
                            1999       1998       1997       1996       1995
                          --------   --------   --------   --------   --------
                                     (dollars in thousands)
Income Statement
 Data(3):
Net sales ..............  $687,050   $673,439   $722,458   $694,444   $707,641
Cost of sales...........   564,889    603,613    638,159    591,672    615,945
Gross profit............   122,161     69,826     84,299    102,772     91,696
Selling, general and
 administrative
 expenses...............    29,946     28,626     27,088     26,215     25,593
Income from operations..    92,215     41,200     57,211     76,557     66,103
Interest expense, net...   (16,345)   (16,954)   (13,977)   (10,145)   (16,332)
Income before income
 taxes..................    77,027     26,816     44,316     67,725     46,988
Net income..............    46,847     19,800     28,792     39,403     27,632

EBITDA, as adjusted
 Data(1):
Income before income
 taxes..................  $ 77,027   $ 26,816   $ 44,316   $ 67,725   $ 46,988
Interest expense........    16,345     16,954     13,977     10,145     16,332
Excluding (gain) loss of
 fixed assets...........       (13)       308      1,054      2,518      2,916
Depreciation and
 amortization...........    26,331     26,659     24,374     18,844     18,623
                          --------   --------   --------   --------   --------
EBITDA, as adjusted.....  $119,690   $ 70,737   $ 83,721   $ 99,232   $ 84,859
                          --------   --------   --------   --------   --------
EBITDA, as adjusted
 margin.................      17.4 %     10.5 %     11.6 %     14.3 %     12.0 %
Other Data:
Operating margin........      13.4 %      6.1 %      7.9 %     11.0 %      9.3 %
Cash flows provided by
 operating activities...    72,287     63,456     57,211     66,503     34,260
Cash flows used in
 investing activities...   (37,321)   (49,335)   (57,954)   (82,300)   (21,792)
Cash flows (used in)
 provided by financing
 activities.............   (39,029)   (12,502)     1,067     15,623    (14,640)
Capital expenditures....  $ 37,397   $ 49,354   $ 58,296   $ 50,421   $ 21,890
Total tons billed,
 excluding scrap (in
 thousands).............     1,803      1,614      1,625      1,563      1,497
Number of employees at
 end of period..........       952        976        945        923        925
Man hours per ton
 produced...............      1.18       1.29       1.30       1.30       1.42

Selected Ratios:
Ratio of earnings to
 fixed charges(2).......      5.3x       2.3x       3.6x       6.3x       3.8x
Ratio of EBITDA, as
 adjusted to interest
 expense, net...........      7.3x       4.2x       6.0x       9.8x       5.2x

                                                As of December 31,
                                   --------------------------------------------
                                     1999     1998     1997     1996     1995
                                   -------- -------- -------- -------- --------
                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents .......  $  7,899 $ 11,962 $ 10,343 $ 10,019 $ 10,193
Property, plant and equipment,
 net ............................   262,696  251,163  228,795  194,615  163,073
Total assets ....................   552,805  533,606  500,151  491,931  391,421
Total long-term debt including
 current portion and notes
 payable to banks ...............   230,000  243,700  241,900  213,500  194,050
Total stockholders' equity(3) ...   217,079  190,272  184,774  183,315  147,739

--------
(1) EBITDA, as adjusted represents income before income taxes, gain/loss on sale of fixed assets, plus net interest expense, depreciation and amortization. EBITDA, as adjusted is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings as indicative of operating performance. EBITDA, as adjusted is included because we believe that investors find it a useful tool for measuring our ability to service our debt. EBITDA, as adjusted is not necessarily comparable to similarly titled measures reported by other companies.

(2) For the purpose of determining the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, minus capitalized interest. Fixed charges consist of interest expensed and capitalized, an estimate of the interest within rental expense.

(3) During the fourth quarter of 1999, we changed our inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out
    (FIFO) method. We believe that the accounting change is preferable primarily because under the current economic environment of low inflation, the change to FIFO would result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change increased net income for 1995 by $4,678,000, decreased net income for 1996 by $1,263,000, decreased net income for 1997 by $1,979,000, decreased net income for 1998 by $9,295,000 and decreased net income for 1999 by $6,276,000, net of applicable income taxes, due principally to the effect of LIFO allowance liquidations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  From our site in Fontana, California, we produce four steel products: hot rolled sheet, cold rolled sheet, galvanized sheet and ERW pipe, with a current annual finished production of over 1.8 million tons. We service a broad range of customers with applications that include pipe and tubing, heating, ventilating and air conditioning, strapping, drums, steel wheels, culverts and a variety of construction related products. We ship our products by truck and rail to manufacturers, contractors and distributors primarily in the 11 states west of the Rocky Mountains.

  In 1993, we began a modernization program of approximately $250.0 million to be spent over a six year period. In 1999, we completed the capital investments originally contemplated under our modernization program. We believe these investments have strengthened our competitive position by reducing operating costs, broadening our product line, improving product quality and significantly increasing throughput capacity. Between 1992 and 1999, our tons billed increased from 953,000 to 1,803,000, an increase of 89.2%. Hot rolled tons billed increased 362,000 tons and accounted for 42.6% of the volume gains during this period. Cold rolled tons billed increased 148,000 tons, or 17.4%, and galvanized tons billed increased 282,000, or 33.2%.

  Our products are shipped via customer truck, common carrier or by rail. We generally sell our product free on board, commonly referred to as FOB, shipping point and title is passed when products are loaded for shipment. We recognize revenue from product sales when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment. For products shipped FOB destination, revenue is recognized at the time of delivery. Our revenue is dependent on the volume, product mix and sales prices of our products. General economic conditions as well as the supply and demand of steel products within our market influence sales prices. We generally set our sales prices quarterly and we maintain no long-term sales agreements.

  Cost of goods sold consists primarily of raw materials, labor, natural gas, electricity and zinc costs. Raw material costs have historically comprised approximately 70% of our cost of goods sold. Our slab unit cost was significantly lower in 1999 compared to previous years. Additionally, during 1999 we opportunistically purchased hot rolled and cold rolled coil as raw material feedstock.

  We generally purchase steel slab in boatload quantities. Imported slab arrives on chartered vessels in the Port of Los Angeles and is transported by rail to our Fontana facility. We generally purchase steel slab on open negotiated payment terms. Steel slab consumption costs include the FOB value of steel slab, ocean transportation costs, rail freight, duties, unloading and insurance. Historically, we negotiated slab FOB costs quarterly and other costs through contracts of varying lengths. In 1999, however, approximately 90% of our slab procurement needs were met with slab purchased under purchase contracts. We changed from our traditional method of slab purchasing when an opportunity was recognized to assure slab suppliers with guaranteed volume in exchange for attractive pricing. Toward the latter half of 1999 the worldwide slab market had reversed course and the opportunities to enter into similar purchase contracts for 2000 have diminished. We will return to our practice of negotiating slab costs on a quarterly basis for year 2000. Our purchasing power and extensive knowledge of the worldwide slab market continues to provide us with the opportunity to negotiate with slab suppliers on terms that we believe are favorable to us. We will continue to actively manage slab procurement to minimize costs and may opportunistically purchase slab on a forward basis.

  We use zinc in the production of our galvanized products. We currently purchase zinc from several suppliers. Zinc is purchased on a monthly basis and is priced using a formula tied to the London Metals Exchange zinc index. In the past, we have managed our purchase price of zinc by entering into contracts to lock in favorable prices and may continue to do so in the future.

  We purchase natural gas and electricity from local vendors active in the California market. Rates for natural gas are based on a discount formula tied to published indices and rates for electricity are based on market prices. In 1998, the State of California partially deregulated the electricity market. Based on publicly available information, the electricity market is expected to be completely deregulated by the year 2002. We believe the cost of electricity is higher in California than in other parts of the country and, therefore, as a major consumer of electricity we should benefit in a deregulated environment.

  Selling, general and administrative expenses consist primarily of sales and labor, various administrative expenses, materials, supplies and shipping costs. Labor costs comprise approximately 50% of selling, general and administrative expenses.

Results of Operations

                                                            Tons Billed
                                                   -----------------------------
                                                      Year Ended December 31,
                                                   -----------------------------
                                                     1999      1998      1997
                                                   --------- --------- ---------
   Hot Rolled.....................................   853,539   841,275   941,903
   Cold Rolled ...................................   287,371   242,908   195,110
   Galvanized.....................................   534,861   394,100   354,660
   ERW Pipe.......................................   127,599   135,753   133,201
                                                   --------- --------- ---------
     Total........................................ 1,803,370 1,614,036 1,624,874
                                                   ========= ========= =========

  During the fourth quarter of 1999, we changed our inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. We believe that the accounting change is preferable primarily because under the current economic environment of low inflation, the change to FIFO would result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change increased net income for 1995 by $4,678,000, decreased net income for 1996 by $1,263,000, decreased net income for 1997 by $1,979,000, decreased net income for 1998 by $9,295,000 and decreased net income for 1999 by $6,276,000, net of applicable income taxes, due principally to the effect of LIFO allowance liquidations.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net sales. For the year ended December 31, 1999 net sales were $687,050,000. This was a $13,611,000, or 2.0%, increase from the $673,439,000 net sales generated for the year ended December 31, 1998. The year over year increase is attributable to an increase in sales volume and a better product mix partially offset by a lower unit price. In 1999 we sold 1,803,370 net tons of steel, excluding steel scrap. This exceeded 1998 tonnage sold of 1,614,036 by 189,334 net tons. The 11.7% increase in tonnage sold contributed approximately $78,414,000 in additional net sales. In 1999 we sold more cold rolled and galvanized steel as a percentage of total products then in 1998. This improved product mix contributed an additional $21,400,000 in additional net sales. Unit prices, after adjusting for product mix, decreased year over year impacting net sales by approximately $87,700,000.

  Gross profit. Gross profit increased $52,335,000, or 75.0%, from $69,826,000 for the year ended December 31, 1998 to $122,161,000 for the year ended December 31, 1999. Gross profit as a percentage of net sales increased from 10.4% in 1998 to 17.8% in 1999. Our gross profit increased as a result of (1) our slab prices decreasing at a faster rate than our sales prices, (2) higher sales volumes, and (3) a product mix that included more of the higher value added galvanized products.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $1,320,000, or 4.6%, from $28,626,000 for the year ended December 31, 1998 to $29,946,000 for the year ended December 31, 1999. Selling, general and administrative expenses as a percentage of net sales remained comparable at 4.4% and 4.3% for the years ended December 31, 1999 and 1998, respectively. We experienced an increase in selling, general and administrative expenses predominately as a result of profit sharing increases.

  Equity in income (loss) of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the year ended December 31, 1999, we recognized a $1,125,000 loss from our investment in Companhia Siderurgica de Tubarao, which consists of our pro-rata share of Companhia Siderurgica de Tubarao's loss offset by $1,200,000 of amortized negative goodwill. Companhia Siderurgica de Tubarao is a publicly-traded Brazilian company engaged in the production of steel slab. Approximately 95% of Companhia Siderurgica de Tubarao's products are exported outside of Brazil and sold predominantly in U.S. dollars. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates. For the year ended December 31, 1998, we recognized income of $1,932,000, including amortization of negative goodwill, from our investment in Companhia Siderurgica de Tubarao.

  Net Interest expense. Net interest expense decreased $609,000, or 3.6%, from $16,954,000 for the year ended December 31, 1998 to $16,345,000 for the year ended December 31, 1999. Interest expense figures are net of interest income and capitalized interest of $2,522,000 in 1998 and $1,046,000 in 1999.

  Income taxes. Income taxes increased $23,164,000 from $7,016,000 for the year ended December 31, 1998 to $30,180,000 for the year ended December 31, 1999. The effective tax rate for 1998 was 26.2% compared to an effective tax rate of 39.2% in 1999. Income tax expense is net of state manufacturing investment credit of $3,869,000 in 1998 and $1,050,000 in 1999.

  Net income. Net income for the year ended December 31, 1999 was $46,847,000. This was $27,047,000, or 136.6%, higher than the net income of $19,800,000 for the year ended December 31, 1998.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net sales. Net sales decreased $49,019,000, or 6.8%, from $722,458,000 for the year ended December 31, 1997 to $673,439,000 for the year ended December 31, 1998. We experienced lower net sales due to a 0.7% decrease in tons billed and a 5.8% decrease in the average unit price of our products. We realized lower unit prices as prices on all flat rolled products were negatively impacted by a significant increase in competition from low priced imports. The impact of imports was somewhat offset by a shift in mix from hot rolled products to galvanized products. We generally sell galvanized products at higher prices than hot rolled products.

  Gross profit. Gross profit for 1998 was $69,826,000 or 10.4% of net sales. Our gross profit for 1997 was $84,299,000 or 11.7% of net sales. We experienced a lower gross profit principally from a decrease in net sales. Additionally, depreciation expense for the year ended December 31, 1998 increased $2,285,000 due to the start of our second continuous galvanizing line in September 1998.

  In 1998 we made two changes in accounting estimates. The first accounting estimate changed the estimated useful lives of the hot strip mill reheat furnace, five stand cold reduction mill, continuous pickling line and the second galvanizing line from 10 to 15 years. We made this change following an investigation our engineers conducted and our operations staff concluded the economic useful lives of the listed equipment ranged from 12 to 18 years. We adopted 15 years representing the midpoint within the range. Changing the useful life of this equipment increased 1998 net income by approximately $1,500,000.

  The second accounting estimate changed the estimated useful life of our rolls from one year to three years and ten years for back-up rolls. We made changes to better reflect how these assets are expected to be used over time, to provide a better matching of revenues and expenses and to be consistent with industry practice. Changing the useful life of this equipment increased our 1998 net income by approximately $2,000,000.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $1,538,000, or 5.7%, from $27,088,000 for the year ended December 31, 1997 to $28,626,000 for the year ended December 31, 1998. Selling, general and administrative expenses as a percentage of net sales increased from 3.7% in 1997 to 4.3% in 1998. We experienced the increase in expenses primarily from an increase in doubtful accounts, outside legal services and directors' fees.

  Interest expense. Interest expense increased $2,977,000, or 21.3%, from $13,977,000 for the year ended December 31, 1997 to $16,954,000 for the year ended December 31, 1998. We experienced this increase from $2,100,000 in interest expense paid to the Internal Revenue Service as a result of a review of its audits for the years ended December 31, 1992 and 1993. Interest expense figures are net of interest income and capitalized interest of $2,583,000 in 1997 and $2,522,000 in 1998.

  Income taxes. Income taxes decreased $8,508,000, or 54.8%, from $15,524,000 for the year ended December 31, 1997 to $7,016,000 for the year ended December 31, 1998. Income tax expense is net of a state manufacturing investment credit of $2,700,000 in 1997 and $3,869,000 in 1998.

  Net Income. Net income was $19,800,000 for the year ended December 31, 1998, as compared to $28,792,000, for the prior year. If we had not made accounting estimate changes extending the useful lives of the hot strip mill reheat furnace, five stand cold reduction mill, continuous pickling line and the second continuous galvanizing line from 10 to 15 years, extending the estimated useful life of rolls from one year to three years, and extending the estimated useful life of back-up rolls from one year to ten years, the net income for the year ended December 31, 1998 would have been reduced to approximately $16,300,000.

Liquidity and Capital Resources

  At December 31, 1999, we had $7,899,000 in cash and cash equivalents and $36,666,000 available under our credit facility. During the year ended December 31, 1999, cash flows from operations generated $72,287,000, which consisted of $46,847,000 in net income, $26,331,000 in depreciation and amortization expense and a net cash flow decrease of $891,000 due to changes in assets and liabilities, the majority of which were due to a $5,085,000 increase in inventories, a $15,236,000 decrease in accounts receivable and a $4,157,000 increase in accounts payable. Cash flows from investing activities during the year ended December 31, 1999 consisted predominately of $37,397,000 of capital expenditures. Cash flows from financing activities during the year ended December 31, 1999 consisted primarily of net repayments under both short-term and long-term lines of credit and a dividend payment of $20,040,000.

  As of March 10, 1999, we entered into a new $130,000,000 five-year bank facility of which $80,000,000 was outstanding as of December 31, 1999. The new bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the new bank facility may be made at any time prior to the new bank facility termination date. The termination date is the earlier to occur of March 10, 2004 or the date that is 60 days prior to the maturity of our 8.5% senior notes. Advances may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

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

  Proceeds from the notes were used to permanently repay outstanding bank debt under a $10,000,000 term loan provided by The Dai-Ichi Kangyo Bank, Netherlands, and a $50,000,000 revolving credit facility and an $80,000,000 term loan, both provided by a syndicate of institutions led by the Industrial Bank of Japan, Ltd., Los Angeles Agency.

  We currently have approximately $12,300,000 million in material commitments for capital investments expected to be completed during fiscal 2000. At any one time we are involved in 40 to 60 individual capital projects designed to maintain or enhance operational performance.

  We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under the new bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2000.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to market risks related to fluctuations in interest rates on our notes and on our $130 million floating rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

  For fixed rate debt like the senior notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt like our bank facility, changes in interest rates generally do not affect the fair value of the debt, but do affect earnings and cash flow. We do not have an obligation to repay our senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on the 8 1/2% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8 1/2% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was 5.87% at December 31, 1999. We estimate that the average amount of debt outstanding under the facility for fiscal year 2000 will be $80.0 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $800,000 for the year.

  We do not believe that the future market rate risk related to the senior notes and the floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard is not expected to have a material impact on our financial position, results of operations or liquidity.

Year 2000 Costs

  As of this date, we have not experienced any significant disruptions in our operating activities or any significant effect on our financial condition due to failure of our computerized systems to accurately receive, provide and process date and time data from, into and between the twentieth and twenty-first centuries (the "Year 2000 Issue"). We do not expect the Year 2000 Issue to have a material adverse effect on our operations or financial results in fiscal year 2000.

Item 8. Consolidated Financial Statements and Supplementary Data

  The Consolidated Financial Statements required in response to this Item are included under Item 14(a) of Part IV of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth our Directors and executive officers as of December 31, 1999. All Directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their terms expire and their successors are duly chosen and qualified.

   Name                     Age                        Position
   ----                     ---                        --------
   Tatsuhiko Hamamoto......  59 Chairman of the Board of Directors
   Hajime Bada.............  51 Director
   Francisco Povoa.........  50 Director
   Nadim Sareyed-Dim.......  58 Director
   C. Lourenco Goncalves...  41 President and Chief Executive Officer
   James E. Declusin.......  57 Senior Executive Vice President, Commercial
   Junsuke Takasaki........  50 Executive Vice President, Operations
   Vicente Wright..........  47 Executive Vice President, Finance
   Donald Duffy............  65 Vice President, Operations
   Brett Guge..............  45 Vice President, Administration and Corporate Secretary

  Tatsuhiko Hamamoto has served as Chairman of the Board of Directors since July 1998. From 1995 to 1998, Mr. Hamamoto was Corporate Auditor on the Board of Kawasaki Steel Corporation. From 1993 to 1995, Mr. Hamamoto was Executive Vice President of KLI, an aviation leasing company. From 1990 to 1992, Mr. Hamamoto served as Vice President, Technology and Finance at Armco Steel. From 1987 to 1989, Mr. Hamamoto was General Manager of the Overseas Steel Business Department at Kawasaki Steel Corporation and our Executive Vice President. He graduated from Kobe University with a Bachelor of Arts Degree in Economics.

  Hajime Bada has served as a Director since March 1998. He has been employed by Kawasaki Steel Corporation since 1973 where he has held positions as Chiba Works Steelmaking Shop No. 1 Manager, Mizushima Works Steelmaking Shop No. 2 Manager, Steel Business Planning Manager, General Manager of the Steel Business Planning Department and General Manager of the Corporation Planning Department. He graduated from Tokyo University with a Master's Degree in Metallurgy.

  Francisco Povoa has served as a Director since March 1998. He has worked at Companhia Vale do Rio Doce since February 1972 and has held positions as Superintendent of Technology, Mining Superintendent and General Manager of the South System, Industrial Engineering General Manager. From 1991 to 1993, Mr. Povoa served as the Executive Director of Rio Doce International in Brussels. Since 1997, he has served as both the Chairman of the board of directors and the President of Companhia Vale do Rio Doce's Employees Investment Club, a shareholder of Companhia Vale do Rio Doce. He served as President of SIBRA-Eletrosiderurgica Brasileira S.A. and Companhia Paulista de Ferro-Ligas, a Brazilian manganese producer, from 1997 to 1998. He has served as a member of the board of directors of Companhia Vale do Rio Doce since 1997, Societe Europeenne D'Alliages Pour La Siderurgie (SEAS), a French ferro-alloy producer since 1998, Nova Era Silicon, a Brazilian ferro-silicon company, since 1998, and Companhia Vale do Rio Doce's pension fund since 1993. Mr. Povoa graduated from Universidade Federal de Minas Gerais with a Mining Engineering Degree.

  Nadim Sareyed-Dim has been a member of the Board since August 1997 and served as the Chairman of the board from August 1997 to March 1998. Mr. Sareyed-Dim has been a Director, the President and Executive Vice President of Rio Doce America Inc. (USA), a subsidiary of Companhia Vale do Rio Doce, since 1996, and the President of the Board and Chief Executive Officer of Rio Doce Ltd. (USA), also a subsidiary of Companhia Vale do Rio Doce, since 1997. From 1989 to 1995, he served as President, Vice President and Commercial Director of Vale do Rio Doce Navegacao SA-Docenave, a subsidiary of Companhia Vale do Rio Doce. Mr. Sareyed-Dim has also been a member of the board of directors of SEAS, a French ferro-manganese company, and a Member of the Board of Directors of Rio Doce Pasha Terminal, a cargo terminal in the Port of Los Angeles. He received his Ph.D in Metallurgy from Monash University, Melbourne, Australia.

  C. Lourenco Goncalves has served as President and Chief Executive Officer since March 1998. From 1981 to 1998, he was employed by Companhia Siderurgica Nacional, the largest steel company in Brazil, where he held positions as a Managing Director, General Superintendent of Volta Redonda Works, Hot Rolling General Manager, Cold Rolling and Coated Products General Manager, Hot Strip Mill Superintendent, Continuous Casting Superintendent and Quality Control Manager. Mr. Goncalves graduated from the Federal University of Minas Gerais State with a Master's Degree in Metallurgy.

  James E. Declusin has served as the Senior Executive Vice President, Commercial since July 1998. From 1984 until July 1998, he served as our Vice President, Commercial and Chief Operating Officer. Prior to joining us, Mr. Declusin spent 17 years in various management positions in the commercial area of Kaiser Steel Corporation. Mr. Declusin graduated from University of Santa Clara with a Bachelor of Science Degree in Commerce.

  Vicente Wright has served as Executive Vice President, Finance since February 1998. Mr. Wright was the Steel Division General Manager, from 1992 to 1998, and Iron Ore Sales General Manager from 1991 to 1992 of Companhia Vale do Rio Doce. From 1987 to 1988, he served as Iron Ore Sales General Manager for Rio Doce Asia Ltd., a subsidiary of Companhia Vale do Rio Doce. In 1986 and 1987, he was the assistant to the President of California Steel Industries in charge of slab procurement and all of its related logistics. From 1978 to 1986, Mr. Wright served as Purchasing Executive and Slab Marketing Manager at Companhia Siderurgica de Tubarao. Mr. Wright was a member of the Board of Directors of Companhia Siderurgica Nacional, the largest steel company in Brazil, from 1993 to 1997, Acominas, a Brazilian steel mill, from 1994 to 1998, Siderar, an Argentine steel mill, from 1994 to 1997, Chairman of Nova Era Silicon, a Brazilian ferro-silicon company mill, from 1994 to 1997 and SEAS from 1994 to 1998. He graduated from Marquette University, Milwaukee, Wisconsin with a Bachelor's Degree in Business Administration.

  Junsuke Takasaki has served as Executive Vice President, Operations since June 1998. Prior to joining us, he was employed by Kawasaki Steel Corporation from 1973 to 1998 where he held positions as Cold Rolling Department General Manager and Quality Department Manager at Chiba Works and Kawasaki Steel Corporation's New York and Detroit offices. Mr. Takasaki graduated from Kyushu University with a Master's Degree in Metallurgy.

  Donald Duffy retired effective December 31, 1999 from his position as Vice President, Operations, a position he held since 1992. Prior to becoming the Vice President of Operations, Mr. Duffy served as our Maintenance Coordinator and Major Project Manager. From 1952 through 1985, Mr. Duffy was employed by Kaiser Steel Corporation where he held positions as Machinist, Planning Department Supervisor, Machine Shop General Foreman, General Foreman Maintenance of Continuous Caster, Superintendent of Maintenance and Superintendent of Operations and Maintenance. Mr. Duffy received a Certificate in Mechanical Engineering and Industrial Supervision from Chaffey College.

  Brett Guge has served as Vice President, Administration and Corporate Secretary since May 1997. From 1994 to 1997, he served as the Manager of Administration of Gallatin Steel. From 1983 to 1994, he was employed by Alcoa where he held positions as the Superintendent of Industrial Relations and Employment, Supervisor of Employee Relations and Superintendent of Industrial Relations and Training. Mr. Guge graduated from the University of Tennessee with a Bachelor's Degree in Communications, and from Xavier University with a Master's Degree in Business Administration.

Board Committees

  Our Board of Directors has a Compensation Committee and an Operations and Finance Committee. The Compensation Committee is comprised of four members:
Director Tatsuhiko Hamamoto, Director Nadim

Sareyed-Dim, Mr. Toshiro Kabasawa of Kawasaki Steel Corporation and Ms. Carla Grasso of Companhia Vale do Rio Doce. The Compensation Committee met twice during 1999. The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

  The Operations and Finance Committee is comprised of four members including Directors Nadim Sareyed-Dim and Hajime Bada, Ms. Gloria Serra of Companhia Vale do Rio Doce and Mr. Takashi Sekita of Kawasaki Steel Corporation. This committee met twice during 1999. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

Director Compensation

  For their service as our Directors for fiscal year 1999, all Directors, except the Chairman, received $3,000 per month and committee members received $1,000 per month, each payable on a monthly basis. Mr. Hamamoto, Chairman of the Board of Directors, is paid a salary of $310,000 as our employee. During 1999, he received $310,000 in salary, $97,099 in bonus and $6,744 in matching contributions to his account in our 401(k) Plan.

Item 11. Executive Compensation

  The following summary compensation table sets forth information regarding compensation earned in the fiscal year ended December 31, 1999 by our Chief Executive Officer and each of our other four most highly compensated executive officers whose salary and bonus exceeded $100,000 in the 1999 fiscal year.

                          Summary Compensation Table

                                                         Long-Term
                              Annual Compensation       Compensation
                         ------------------------------ ------------
Name and Principal                         Other Annual               All Other
Position                  Salary   Bonus   Compensation LTIP Payouts Compensation
------------------       -------- -------- ------------ ------------ ------------
C. Lourenco Goncalves... $310,000 $127,284  $49,521(1)       --        $7,470(2)
 President and Chief
 Executive Officer

James E. Declusin....... $282,000 $109,315      -- (3)       --        $7,884(2)
 Senior Executive Vice
 President, Commercial

Vicente Wright.......... $190,000 $ 87,404  $62,509(4)       --        $8,237(2)
 Executive Vice
 President, Finance

Junsuke Takasaki........ $190,000 $ 59,771      -- (3)       --        $8,237(2)
 Executive Vice
 President, Operations

Donald Duffy(5)......... $175,000 $ 70,675      -- (3)       --        $8,208(2)
 Vice President
 Operations

--------
(1) Represents $9,250 in car allowance and $40,271 in personal and family medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(2) Represents matching contributions made to the executive's account in our 401(k) plan.

(3) Executive received perquisites that are not disclosed here in accordance with SEC regulations because the value of such perquisites is less than the lesser of $50,000 or 10% of the executive's total salary and bonus.

(4) Represents $9,250 in car allowance and $53,259 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(5) Mr. Duffy resigned effective December 31, 1999.

Supplemental Executive Retirement Plans and Separation Agreement

  On August 7, 1998, we entered into a Supplemental Executive Retirement Plan with James E. Declusin, Senior Executive Vice President, Commercial. The plan reduced Mr. Declusin's annual base salary effective July 1, 1998 from $360,000 to $282,000, based on reassignment from his position of Chief Operating Officer, and granted him retirement payments in order to induce him to remain in our employ. Upon Mr. Declusin's retirement, we will pay Mr. Declusin a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us, limited to 16 years, multiplied by his average annual compensation, multiplied by a vested percent, currently standing at 24%, and which increases to 100% if Mr. Declusin continuously remains employed by us on October 30, 2000.

  On February 24, 1997, we entered into a Supplemental Executive Retirement Plan with Donald W. Duffy, Vice President, Operations, intended to induce Mr. Duffy to remain in our employ. Effective upon his retirement on December 31, 1999, we are obligated to pay Mr. Duffy a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation.

  On June 12, 1998, we entered into a Separation Agreement with David Catterlin, Vice President, Commercial. According to this agreement, following his termination of employment on June 15, 1998, we have paid and will pay Mr. Catterlin as follows: we paid him wages through July 17, 1998, continued his medical plan coverage through July 31, 1998, paid him $173,316 in 1999, $86,658 in 2000, and will pay him $86,658 in 2001.

Shareholders' Agreement

  We are owned 50% by Kawasaki Steel Holdings (USA), Inc., a Delaware corporation and a subsidiary of Kawasaki Steel Corporation, a Japanese corporation, and 50% by Rio Doce Limited, a New York corporation and a subsidiary of Companhia Vale do Rio Doce, a Brazilian corporation. Our two stockholders entered into a Shareholders' Agreement dated June 27, 1995, replacing a Shareholders' Agreement dated June 1, 1987. According to the Shareholders' Agreement, the stockholders agreed to subscribe for additional shares of our stock in proportion to their respective ownership if any new stock is issued. According to the Shareholders' Agreement, increases in our capital stock from time to time shall be allocated between our common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of our common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders' Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

  The Shareholders' Agreement provides that the Board of Directors shall be constituted of five directors, one of whom shall be chairman, as elected by and among the directors. Each stockholder shall have the right to appoint two Directors and the fifth Director shall be elected by unanimous affirmative vote of the shareholders. In addition, the stockholders shall jointly appoint a president, who shall appoint other officers designated by the Board of Directors. The Shareholders' Agreement also provides for a Consultative Council consisting of two members, one appointed by each of the stockholders. It is unclear whether the Consultative Council provisions are valid under Delaware corporation law. The Consultative Council decides on all relevant matters submitted to it by both or either of the stockholders and specifically resolves any deadlock among the Directors. Because no stockholder holds a majority of our stock and the Directors and members of the Consultative Council are elected by the stockholders in proportion to each of the stockholders' holdings, there is a possibility that a deadlock may occur on any issue voted on by the stockholders, Board of Directors and Consultative Council. If a deadlock were to occur and the Consultative Council could not resolve the issue, the last recourse is arbitration according to the Shareholders' Agreement. Furthermore, according to the Shareholders' Agreement, we have agreed to purchase slab from Companhia Siderurgica de Tubarao and use Seamar Shipping Corporation for ocean transportation of slab at negotiated prices.

  The Shareholders' Agreement provides that, subject to any limitation on the payment of dividends contained in any agreement we are a party to, the stockholders shall cause us to distribute from our profits as many dividends as possible that may be distributed under the applicable laws and regulations, provided that the profits shall first be applied to the payment of dividends on the preferred stock. We have historically paid dividends of 50% of our net income per year.

  If either one of the stockholders wishes to transfer or assign their shares of our stock to a third party, other than to one of its affiliated corporations, the stockholder must first offer to sell those shares to the other stockholder upon the same terms and conditions that the third party has offered to purchase the shares. Any stockholder who sells, transfers, assigns, or creates a pledge or other encumbrance on its shares in favor a third party, other than its affiliated corporations, is obligated to obtain an undertaking letter from the third party according to which the third party undertakes unconditionally and irrevocably the obligations of the transferring stockholder under the Shareholders' Agreement in proportion to the number of shares transferred. Either stockholder may sell, transfer or assign to its affiliated corporations all or any part of its shares or preemptive rights to subscribe for new shares of our stock by giving written notice to the other stockholder, provided that the affiliated corporation has agreed to become a party to the Shareholders' Agreement. In this case, both the transferor and the affiliated corporation shall jointly assume all of the obligations of the transferor under the Shareholders' Agreement.

401(k) Plan

  We maintain the California Steel Industries, Inc. 401(k) Savings Plan, a tax qualified cash or deferred tax arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan provides the participants with benefits upon retirement, death, disability or termination of employment with us. Employees are eligible to participate in the salary reduction portion of the plan on the first day of the calendar month following their date of hire.

  Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $10,000 for 1999. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the first 4% of the participant's deferral under the 401(k) Plan each year and 50% of the next 2% of the participant's deferral under the 401(k) Plan each year. Each plan year we may also make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant's account based on the participant's compensation for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Profit-Sharing Plan

  We maintain a profit sharing plan under which bonuses are awarded based on a pool amount, equal to 8% of our income before taxes excluding gain or loss on disposition of fixed assets. The basis for determining the profit sharing pool is subject to review and approval of our Board of Directors. The employee's share in the pool amount is based on his or her length of service with us during the profit sharing period. Employees who voluntarily terminate their employment for reasons others than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award.

Compensation Committee Interlocks and Inside Participation

  Nadim Sareyed-Dim, Toshiro Kabasawa, Carla Grasso and Tatsuhiko Hamamoto served as members of our Compensation Committee in 1999. Except for Mr. Hamamoto, none of the members of the Compensation Committee was, during 1999, an officer, employee or formerly an officer or employee of ours or our subsidiary.

  Mr. Kabasawa served as Staff Manager, Steel Business Planning of Kawasaki Steel Corporation during 1999. Kawasaki Steel Corporation's subsidiary, Kawasaki Steel Holdings (USA), Inc. is one of our stockholders. During 1999, we paid $51,089,000 pursuant to related party transactions with Kawasaki Steel Corporation. In 1999, Mr. Sareyed-Dim served as the President of the Board and Chief Executive Officer of Rio Doce Ltd. (USA), one of our stockholders, and also a subsidiary of Companhia Vale do Rio Doce. In 1999, Ms. Grasso served as Director of Human Resources and Corporate Administration of Companhia Vale do Rio Doce, the parent of one of our stockholders, Rio Doce Limited.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth, as of December 31, 1999, information regarding the shares of our common stock and Class C preferred stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock and Class C preferred stock. No director or named executive officer beneficially owns any shares of our common stock or Class C preferred stock.

                                                                     Class C
                                                         Common     Preferred
                                                      ------------ ------------
                                                             % of         % of
   Name of Beneficial Owner                           Number Class Number Class
   ------------------------                           ------ ----- ------ -----
   Rio Doce Limited..................................  500     50% 1,500    50%
    546 5th Avenue, 12th Floor
    New York, New York 10036

   Kawasaki Steel Holdings (USA), Inc. ..............  500     50% 1,500    50%
    c/o Corporation Trust Center
    1209 Orange Street
    Wilmington, Delaware 19801

  Rio Doce Limited is a subsidiary of Companhia Vale do Rio Doce, a Brazilian corporation, and Kawasaki Steel Holdings (USA), Inc. is a subsidiary of Kawasaki Steel Corporation, a Japanese corporation.

Item 13. Certain Relationships and Related Transactions

  Our stockholders, Kawasaki Steel Holdings (USA), Inc., a subsidiary of Kawasaki Steel Corporation, and Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce, are parties to a Shareholders' Agreement. According to the Shareholders' Agreement, the stockholders control the election of the Board of Directors. The stockholders also indirectly control the appointment of officers through their right to jointly elect the president, who is entitled to appoint our other officers.

  The Shareholders' Agreement also provides for a Consultative Council, comprised of two members. Each stockholder is entitled to elect one member. The Consultative Council decides on all matters submitted to it by either or both of the stockholders and resolves deadlocks among the Board of Directors. We have transactions in the normal course of business with affiliated companies. For example, we purchase slab from Companhia Siderurgica de Tubarao, a subsidiary of both Companhia Vale do Rio Doce and Kawasaki Steel Corporation. During 1999, we purchased $105,248,000 of slab from Companhia Siderurgica de Tubarao and $51,089,000 of various raw materials from Kawasaki Steel Corporation. We expect to purchase approximately 50% of our estimated 2000 supply of steel slab from Companhia Siderurgica de Tubarao. We also hold a 4% interest in the common stock of Companhia Siderurgica de Tubarao.

  We conducted arms-length negotiations with Companhia Siderurgica de Tubarao in 1999. We also negotiated with Companhia Siderurgica Nacional on the same basis for 1999. The Shareholders' Agreement provides that we shall continuously purchase slabs from Companhia Siderurgica de Tubarao under terms and conditions as agreed upon by Companhia Siderurgica de Tubarao and us. The executive officer negotiating the market price for the steel slab was our Executive Vice President-Finance. In addition to the steel slab purchases from Companhia Siderurgica de Tubarao described above, we purchased steel slab from Companhia Siderurgica Nacional in 1999, for which we paid approximately $14,499,000. Companhia Siderurgica Nacional is a stockholder of Companhia Vale do Rio Doce.

  We charter vessels from Seamar Shipping Corporation, a subsidiary of Companhia Vale do Rio Doce, for the ocean transfer of slab to the Port of Los Angeles. During 1999, we incurred $8,003,000 in charter fees from Seamar Shipping Corporation for their services. The Shareholders' Agreement provides that we shall charter vessels from Seamar. We entered into a 15-year contract with Seamar for shipping services that expires on May 29, 2000. We negotiate rates annually on an arms-length basis. The contract specifies that Seamar is our sole supplier of shipping services for all slab shipped from Port Praia Mole, Brazil. Under the agreement, we have agreed to ship a minimum of 600,000 metric tons of slab per year. Volume in 1999 exceeded this amount and we expect the same in 2000. Approximately 50% of our chartering services are provided by Seamar Shipping Corporation. The executive officer negotiating the price for shipping services was our Executive Vice President--Finance.

  We contract with Rio Doce Pasha Terminal, a joint venture of Companhia Vale do Rio Doce, to unload our ocean cargo from ships at the Port of Los Angeles. During 1999, we incurred $16,076,000 for Rio Doce Pasha Terminal's services. The Shareholders' Agreement provides that we shall contract with Rio Doce Pasha Terminal for their unloading services. We have a five-year contract with Rio Doce for terminal unloading services that expires on December 31, 2000. We negotiate rates annually on an arms-length basis. The contract specifies that we will process a minimum of 1.0 million tons of steel slab through Rio Doce Pasha Terminal per year. The price per ton may be renegotiated July 1 of each year to reflect a change in union labor contracts. If we ship more than 1.0 million tons per year, we will receive a discount per ton for the unloading of any slabs after 1.0 million tons of slabs have been unloaded. Approximately 100% of our unloading services are provided by Rio Doce Pasha Terminal. The executive officer negotiating the price for unloading services was our Executive Vice President--Finance.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

  (a) (1) and (2) Financial Statements:

  The following consolidated financial statements and schedule of the Registrant are included in response to Item 8 of this Report:

1. Consolidated Financial Statements:

                                                                           Page
                                                                           ----
   Index to Consolidated Financial Statements............................  F-1
   Independent Auditors' Report..........................................  F-2
   Consolidated Balance Sheets as of December 31, 1999 and 1998..........  F-3
   Consolidated Statements of Income for the years ended December 31,
    1999, 1998 and 1997..................................................  F-4
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997.....................................  F-5
   Consolidated Statements of Cash Flows for the years ended December 31,
    1999, 1998 and 1997..................................................  F-6
   Notes to Consolidated Financial Statements............................  F-7

2. Consolidated Financial Statement Schedule:

   Schedule II--Valuation and Qualifying Accounts........................  S-1

  All other schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

  (b) Reports on Form 8-K, filed during the last quarter of 1999:

  None.

  (c) Exhibits

 Exhibit No.                             Description
 -----------                             -----------
     3.1     Certificate of Incorporation of the Registrant as amended by
              Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2,
              1984, with the Delaware Secretary of State, as amended by the
              Certificate of Amendment to the Certificate of Incorporation,
              filed January 12, 1988, with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging
              California Steel Industries Tubular Products, Inc. into the
              Registrant, filed with the Delaware Secretary of State on
              December 20, 1993.(1)

     3.2     Bylaws of the Registrant.(1)

     4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8% Senior Notes due April 6,
              2009.(1)

     4.2     Specimen Series B note.(1)

     4.3     Shareholders' Agreement, dated June 27, 1995, by and among Rio
              Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings
              (USA), Inc. and Kawasaki Steel Corporation.(1)

    10.1     Revolving Credit Agreement, dated as of March 10, 1999, among the
              Registrant, the Lending Institutions from time to time party thereto as lenders, BancBoston, N.A., in its capacity as Loan and Collateral Agent, and Bank of America National Trust and Savings
              Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and
              NationsBanc Montgomery Securities LLC, as the Arrangers.(1)

 Exhibit No.                             Description
 -----------                             -----------
    10.2     Agreement for the Purchase of Carbon Steel Slabs, dated as of
              December 5, 1984, by and between the Registrant and Companhia
              Siderurgica de Tubarao, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03,
              dated as of December 11, 1986, Memorandum of Agreement No. MA-04,
              dated as of December 11, 1986, Memorandum of Agreement No. MA-05,
              dated as of May 22, 1987 and Memorandum of Agreement No. MA-06,
              dated as of December 11, 1996.(1)

    10.3 Facsimile transmission, dated October 27, 1998 from the Registrant to Companhia Siderurgica de Tubarao, confirming the parties mutual understanding that the Registrant will acquire 700,000 metric tons of steel slab from Companhia Siderurgica de Tubarao for 1999 delivery.(1)

    10.4     E-mails from Broken Hill Proprietary Company Ltd. to the
              Registrant, dated October 13, 1998 and October 15, 1998, respectively, confirming the Registrant's and Broker Hill
              Proprietary Company Ltd.'s mutual agreement of October 9, 1998 and October 14, 1998, to purchase and supply 70,000 metric tons and 280,000 metric tons of steel slab during 1999.(1)

    10.5     Letter, dated October 6, 1998, from the Registrant to Companhia
              Siderurgica Nacional, confirming Companhia Siderurgica Nacional's agreement to supply the Registrant with 100,000 metric tons of steel in 1999.(1)

    10.6 Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

    10.7     The Burlington Northern and Santa Fe Railway Company BNSFC 302606
              Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad
              Company.(1)

    10.8     Stevedore and Terminal Services Agreement, dated as of January 1,
              1996, between Rio Doce Pasha Terminal L.P. and the Registrant, as amended.(1)

    10.9 Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of
              California, National Association.(1)

    10.10 Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser
              Steel Land Development, Inc.(1)

    10.11 Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.(1)

    10.12 A 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental
              Protection Agency, Department of Toxic Substances Control.(1)

    10.13    Purchase Agreement dated March 30, 1999 by and among the
              Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
              Smith Incorporated, BancBoston Robertson Stephens Inc. and
              NationsBanc Montgomery Securities LLC.(1)

    10.14 Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce,
              Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc.
              and NationsBanc Montgomery Securities LLC.(1)

    12.1     Statement of Computation of Ratio of Earnings to Fixed Charges.

    12.2     Statement of Computation of Ratio of EBITDA to Interest Expense.

    18.1     Letter re: Change in Accounting Principle.

    21.1     Subsidiaries of the Registrant.(1)

    23.1     Independent Auditors' Report on Schedule.

    27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998............. F-3

Consolidated Statements of Income for the years ended December 31, 1999,
 1998 and 1997........................................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1999, 1998 and 1997........................................ F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997..................................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
California Steel Industries, Inc.:

  We have audited the accompanying consolidated balance sheets of California Steel Industries, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Steel Industries, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Orange County, California
January 18, 2000

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                                                1999     1998
                                                              -------- --------
                                                                 (dollars in
                                                                  thousands)
                           ASSETS

Current assets:
 Cash and cash equivalents (note 7).......................... $  7,899 $ 11,962
 Trade accounts receivable, less allowance for doubtful
  receivables of $300,000 in 1999 and $720,000 in 1998 (note
  7).........................................................   68,866   53,630
 Inventories (notes 3 and 7).................................  166,570  171,655
 Deferred income taxes (note 11).............................    2,382    5,308
 Other receivables and prepaid expenses......................    4,832    5,162
                                                              -------- --------
  Total current assets.......................................  250,549  247,717
Investment in affiliated company (note 6)....................   34,801   34,726
Other assets (note 7)........................................    4,759      --
Property, plant and equipment, net (notes 4, 7 and 13).......  262,696  251,163
                                                              -------- --------
  Total assets............................................... $552,805 $533,606
                                                              ======== ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable to banks (note 7)............................. $    --  $103,700
 Current installments of long-term debt (note 7).............      --    20,000
 Accounts payable (note 9)...................................   54,707   50,550
 Accrued interest expense (note 7)...........................    4,064    1,498
 Other accrued expenses (notes 10 and 12)....................   13,757   20,846
                                                              -------- --------
  Total current liabilities..................................   72,528  196,594
                                                              -------- --------
Long-term debt, excluding current installments (note 7)......  230,000  120,000
Deferred income taxes (note 11)..............................   33,198   26,740

Stockholders' equity (note 8):
 Class A preferred stock, $10,000 par value per share.
  Authorized 1,000 shares; none issued.......................      --       --
 Class B preferred stock, $10,000 par value per share.
  Authorized 2,000 shares; none issued.......................      --       --
 Class C preferred stock, $10,000 par value per share.
  Authorized 3,000 shares; issued and outstanding 3,000
  shares.....................................................   30,000   30,000
 Common stock, no par value. Authorized 2,000 shares; issued
  and outstanding 1,000 shares...............................   10,000   10,000
 Retained earnings...........................................  177,079  150,272
                                                              -------- --------
  Total stockholders' equity.................................  217,079  190,272
                                                              -------- --------

Commitments and contingencies (notes 5, 7, 9, 10, 11 and 12)
  Total liabilities and stockholders' equity................. $552,805 $533,606
                                                              ======== ========


          See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 1999, 1998 and 1997

                                                   1999      1998      1997
                                                 --------  --------  --------
                                                   (dollars in thousands)
Net sales ...................................... $687,050  $673,439  $722,458
Costs of sales (notes 2 and 9)..................  564,889   603,613   638,159
                                                 --------  --------  --------
  Gross profit .................................  122,161    69,826    84,299
Selling, general and administrative expenses
 (note 12)......................................   29,946    28,626    27,088
                                                 --------  --------  --------
  Income from operations .......................   92,215    41,200    57,211
Other income (expense):
Equity in income of affiliate (note 6)..........       75     1,932     1,477
Interest expense, net (note 7)..................  (16,345)  (16,954)  (13,977)
Other, net......................................    1,082       638      (395)
                                                 --------  --------  --------
  Income before income taxes ...................   77,027    26,816    44,316
Income taxes (note 11) .........................   30,180     7,016    15,524
                                                 --------  --------  --------
  Net income ................................... $ 46,847  $ 19,800  $ 28,792
                                                 ========  ========  ========


          See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997

                                       Class C                        Total
                                      preferred Common  Retained  stockholders'
                                        stock    stock  earnings     equity
                                      --------- ------- --------  -------------
                                      (dollars in thousands, except per share
                                                      amounts)
Balance at December 31, 1996 as
 previously reported ...............   $30,000  $10,000 $133,068    $173,068
Change in accounting principle (note
 2) ................................       --       --    10,247      10,247
                                       -------  ------- --------    --------
Balance at December 31, 1996
 (restated) ........................    30,000   10,000  143,315     183,315
Net income for the year ended
 December 31, 1997 .................       --       --    28,792      28,792
Cash dividends (note 8):
  Class C Preferred Stock, $7,333 on
   3,000 shares ....................       --       --   (21,999)    (21,999)
  Common Stock, $5,334 on 1,000
   shares ..........................       --       --    (5,334)     (5,334)
                                       -------  ------- --------    --------
Balance at December 31, 1997
 (restated) ........................    30,000   10,000  144,774     184,774
Net income for the year ended
 December 31, 1998 .................       --       --    19,800      19,800
Cash dividends (note 8):
  Class C Preferred Stock, $3,826 on
   3,000 shares ....................       --       --   (11,478)    (11,478)
  Common Stock, $2,824 on 1,000
   shares ..........................       --       --    (2,824)     (2,824)
                                       -------  ------- --------    --------
Balance at December 31, 1998
 (restated) ........................   $30,000  $10,000 $150,272    $190,272
Net income for the year ended
 December 31, 1999 .................       --       --    46,847      46,847
Cash dividends (note 8):
  Class C Preferred Stock, $5,260 on
   3,000 shares ....................       --       --   (15,780)    (15,780)
  Common Stock, $4,260 on 1,000
   shares ..........................       --       --    (4,260)     (4,260)
                                       -------  ------- --------    --------
Balance at December 31, 1999 .......   $30,000  $10,000 $177,079    $217,079
                                       =======  ======= ========    ========


          See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997

                                                    1999       1998      1997
                                                  ---------  --------  --------
                                                    (dollars in thousands)
Cash flows from operating activities:
 Net income.....................................  $  46,847  $ 19,800  $ 28,792
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.................     26,331    26,659    24,374
  (Gain) loss on disposition of property, plant
   and equipment................................        (13)      308       433
  Loss on disposition and write-down of idle
   plant and equipment..........................        --        --        621
  Undistributed earnings of affiliate...........        (75)   (1,932)   (1,477)
  Dividends received from affiliate.............        --        789       872
  Changes in assets and liabilities:
   Trade accounts receivable, net...............    (15,236)    4,650    (1,486)
   Inventories..................................      5,085   (10,142)   27,324
   Other receivables and prepaid expenses.......        330    (2,576)   (1,123)
   Accounts payable.............................      4,157    19,166   (17,082)
   Income taxes payable.........................        --        --     (4,982)
   Accrued interest expense.....................      2,566      (683)      534
   Other accrued expenses.......................     (7,089)    6,996    (1,813)
   Deferred income taxes........................      9,384       421     2,224
                                                  ---------  --------  --------
    Net cash provided by operating activities...     72,287    63,456    57,211
                                                  ---------  --------  --------
Cash flows from investing activities:
 Additions to property, plant and equipment.....    (37,397)  (49,354)  (58,296)
 Proceeds from sale of property, plant and
  equipment.....................................         76        19       250
 Proceeds from sale of idle assets..............        --        --         92
                                                  ---------  --------  --------
    Net cash used in investing activities.......    (37,321)  (49,335)  (57,954)
                                                  ---------  --------  --------
Cash flows from financing activities:
 Net advances (repayments) under line of credit
  agreement with banks..........................   (103,700)    6,800    (1,600)
 Proceeds from issuance of long-term debt.......    150,000    10,000    30,000
 Borrowings on credit facility..................     80,000       --        --
 Repayment of long-term debt....................   (140,000)  (15,000)      --
 Deferred financing costs.......................     (5,289)      --        --
 Dividends paid.................................    (20,040)  (14,302)  (27,333)
                                                  ---------  --------  --------
    Net cash provided by (used in) financing
     activities.................................    (39,029)  (12,502)    1,067
                                                  ---------  --------  --------
    Net increase (decrease) in cash and cash
     equivalents................................     (4,063)    1,619       324
Cash and cash equivalents at beginning of year..     11,962    10,343    10,019
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $   7,899  $ 11,962  $ 10,343
                                                  =========  ========  ========

Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
  Interest (net of amount capitalized)..........  $  13,974  $ 18,254  $ 13,638
  Income taxes..................................     21,035     7,050    18,976
                                                  =========  ========  ========

          See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

(1) Organization and Nature of Operations

    California Steel Industries, Inc. (the Company) was incorporated in the state of Delaware on November 3, 1983. Its stockholders consist of two U.S. companies, Kawasaki Steel Holdings (USA), Inc., a Delaware corporation, and Rio Doce Limited, a New York corporation, which each own 50% of the stock of the Company. From its site in Fontana, California, the Company manufactures a wide range of flat rolled steel products, including hot rolled, cold rolled and galvanized coil and sheet. The Company also produces electric resistance weld pipe.

(2) Summary of Significant Accounting Policies

 (a) Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

 (b) Cash and Cash Equivalents

    For purposes of the statements of cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The statement of cash flows is prepared using the indirect method.

 (c) Inventories

    During the fourth quarter of 1999, the Company changed its inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believes that the accounting change is preferable because under the current economic environment of low inflation, the change to FIFO would result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change decreased net income for 1999 by $6,276,000, net of applicable income taxes, due principally to the effect of LIFO allowance liquidations. The effect of the accounting change on income as previously reported for the years ended 1998 and 1997 is as follows:

                                                          1998         1997
                                                       -----------  -----------
                                                       (Dollars in thousands)
   Net income as previously reported.................  $    29,095      30,771
   Adjustment for effect of a change in accounting
    principle that is applied retroactively..........       (9,295)     (1,979)
                                                       -----------  ----------
     Net income as adjusted..........................  $    19,800      28,792
                                                       ===========  ==========

    The balances of retained earnings for 1996, 1997 and 1998 have been adjusted for the effect (net of applicable income taxes) of applying retroactively the new method of accounting.

 (d) Investment in Affiliated Company

    Investment in affiliated company consists of 4% of the common stock of Companhia Siderurgica de Tubarao (CST), a Brazilian steel slab manufacturer. The investment is accounted for by the equity method, since combined investments in CST by the Company and certain other related companies allow for

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  significant influence over the financing and operating activities of CST. The Company's share of earnings or losses from this investment is reflected in other income (expense) in the accompanying consolidated statements of income. Dividends are credited against the investment when received. The excess of the Company's share of the net assets of CST over the cost of the common stock is being amortized straight-line over a five-year period.

 (e) Property, Plant and Equipment

    Property, plant and equipment is stated at cost and depreciation is computed on the straight-line method over the estimated useful lives (see note 13) of the respective assets as follows:

       Plant and equipment........................................ 3 to 25 years
       Plant refurbishment costs..................................      10 years

    Assets under construction are not depreciated until placed into service.

 (f) Deferred Financing Costs

    Costs related to the issuance of debt are deferred and amortized on a straight-line basis over the terms of the respective debt issues.

 (g) Impairment of Long-Lived Assets

    The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (h) Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (i) Environmental

    Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures are capitalized if they meet one of the following criteria: (1) extend the life, increase the capacity or improve the safety or efficiency of property, (2) mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities, (3) incurred in

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  preparing property currently held for sale. The Company accrues for costs associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change.

 (j) Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (k) Reclassifications

    Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation.

 (l) Fair Value of Financial Instruments

    The carrying value of cash, trade accounts receivable, other accounts receivable, accounts payable and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt of similar maturities. The carrying amounts and fair values of financial instruments at December 31, 1999 and 1998 are listed as follows:

                                                     1999             1998
                                               ---------------- ----------------
                                               Carrying  Fair   Carrying  Fair
                                                amount   value   amount   value
                                               -------- ------- -------- -------
   Senior notes............................... $150,000 145,500     --       --
   Notes payable..............................   80,000  80,000 120,000  120,000
                                               ======== ======= =======  =======

 (m) Revenue Recognition

    The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment. For products shipped FOB destination, revenue is recognized at the time of delivery.

(3) Inventories

  Inventories at December 31, 1999 and 1998 consist of the following:

                                                                  1999    1998
                                                                -------- -------
                                                                  (Dollars in
                                                                   thousands)
   Finished goods.............................................. $ 39,526  44,624
   Work in process.............................................   18,723  25,346
   Raw materials...............................................  103,399  95,985
   Supplies....................................................    4,922   5,700
                                                                -------- -------
     Total inventories......................................... $166,570 171,655
                                                                ======== =======

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(4) Property, Plant and Equipment

  The following is a summary of property, plant and equipment at December 31, 1999 and 1998:

                                                               1999      1998
                                                             --------  --------
                                                                (Dollars in
                                                                thousands)
   Land..................................................... $ 17,422    17,422
   Plant and equipment......................................  416,458   380,314
   Plant refurbishment costs................................   22,219    22,219
   Construction in progress.................................   16,830    17,260
                                                             --------  --------
                                                              472,929   437,215
   Less accumulated depreciation............................ (210,233) (186,052)
                                                             --------  --------
     Total property, plant and equipment.................... $262,696   251,163
                                                             ========  ========

  Capitalized interest was $587,000, $1,940,000 and $1,952,000 for 1999, 1998
and 1997, respectively.

(5) Leases

  The Company is obligated under various leases for equipment that expires at various dates during the next eight years. At December 31, 1999, the future minimum lease payments under noncancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

       Year ending December 31:
         2000........................................................... $ 6,066
         2001...........................................................   3,517
         2002...........................................................   5,133
         2003...........................................................   3,244
         2004...........................................................   7,026
         Thereafter.....................................................  18,245
                                                                         -------
                                                                         $43,231
                                                                         =======

  Lease expense totaled approximately $6,346,000 $2,300,000 and $1,125,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(6) Investment in Affiliated Company

  The investment in the net assets of CST accounted for under the equity method amounted to $34,801,000 and $34,726,000 at December 31, 1999 and 1998,
respectively.

  The unamortized portion of the excess of the Company's share of net assets over the cost of the common stock is $2,100,000 at December 31, 1999 and $3,300,000 at December 31, 1998.

  The Company and its parents purchased their investment in CST at a premium over the market price of the shares which was paid in order to obtain significant influence over CST.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(7) Notes Payable and Long-Term Debt

 As of December 31, 1998, notes payable to banks consisted of advances under a $130,000,000 line of credit agreement, as amended on March 13, 1998, with a group of seven financial institutions with principal and interest due at various dates through March 12, 1999. The applicable interest rate was the London InterBank Offered Rate (LIBOR) plus 0.6% if it was a LIBOR Advance or the Federal Funds Rate (FFR) plus 0.6% if it was a FFR Advance. Commitment fee was applied on the daily unused amount at 0.15% per annum. All notes were secured by accounts receivable, inventories and cash and cash equivalents. As of December 31, 1998, all amounts outstanding under the line of credit agreement consisted of advances on notes payable at the applicable LIBOR rate. As of December 31, 1998, the LIBOR rate was 5.38%. Amounts available under this agreement were limited based on a formula that considered receivable and inventory balances. The Company had $26,300,000 available under this line of credit at December 31, 1998. The agreement required that the Company maintain specific financial ratios and other financial conditions. The Company was in compliance with all such covenants at December 31, 1998.

  On March 10, 1999, the Company entered into a new five-year revolving credit facility (the New Facility) with a syndicate of three financial institutions. The New Facility provides for an aggregate principal amount of up to $130,000,000, including a $25,000,000 sublimit for letters of credit, subject in all respects to a borrowing base coverage requirement. The Company drew a substantial portion of the advances available under the New Facility on the closing date to repay advances under the then existing credit agreement.

  Under the New Facility, a commitment fee is applied on the average daily undrawn portion of the commitments at a rate equal to the applicable margin. The applicable margin in effect from time to time will range from 0.150% to 0.200%, based upon the leverage ratio, provided that the applicable margin with respect to the commitment fee will increase to 0.500% if borrowings fall below a certain level. The New Facility is secured by a first priority security interest in cash, accounts receivable inventory and other assets.

  At the Company's election, the amounts advanced under the New Facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is payable monthly and any accrued interest and principal is due and payable in full in March 2004. As of December 31, 1999, outstanding borrowings of $80,000,000 consisted of advances payable at the Eurodollar rate, which was 5.87%. The Company had $36,666,000 of borrowings available under the New Facility as of December 31, 1999. The unamortized amount of the related financing costs was approximately $775,000 at December 31, 1999.

  The New Facility requires that the Company maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants at December 31, 1999.

  On April 6, 1999, the Company issued an aggregate principal amount of $150,000,000 unsecured senior notes (the Senior Notes). The Senior Notes are due in April 2009, carry an 8.5% coupon rate and are redeemable by the Company beginning on April 1, 2004. Interest is payable semi-annually on each April 1 and October 1, commencing October 1, 1999. The notes are senior in right of payment to all of the Company's subordinated indebtedness and equal in right of payment to all of the Company's existing and future indebtedness that is not by its terms subordinate to the Senior Notes. The indenture governing the Senior Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of its subsidiary, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company's assets and the assets of its subsidiary on a consolidated basis. The Company was in compliance with all such covenants at December 31, 1999. Proceeds from the Senior Notes were used to repay in full the then existing long-term debt (see below). The unamortized portion of the related financing costs was approximately $3,984,000 at December 31, 1999.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Long-term debt at December 31, 1999 and 1998 consisted of the following (dollars in thousands):

                                                                 1999     1998
                                                               -------- --------
Term loan payable to banks in $5,000,000 quarterly principal installments from June 15, 1998 through March 29, 2003
 bearing interest at LIBOR plus 0.65%, payable quarterly and secured by specific property, plant and equipment. Balance
 was paid in full in April 1999..............................  $    --  $ 85,000
Term loan payable to banks on September 21, 2000, bearing
 interest at LIBOR plus .375% through September 21, 1998 and
 LIBOR plus .475% from September 22, 1998 through September
 21, 2000, payable semiannually. Balance was paid in full in
 April 1999..................................................       --    10,000
Notes payable to banks consist of advances under a
 $50,000,000 line of credit agreement with principal payable to banks no later than March 15, 2003 bearing interest at
 LIBOR plus 0.425%, payable quarterly, secured by property,
 plant and equipment. A facility fee of 0.225% applies to the entire $50,000,000 bank commitment, payable quarterly.
 Balance was paid in full in April 1999......................       --    45,000
Senior Notes bearing interest at 8.5%, payable semi-annually,
 due April 2009..............................................   150,000      --
Notes payable to banks consist of advanced under a
 $130,000,000 revolving credit facility, bearing interest at
 Eurodollar rate, plus the applicable margin. Interest is
 payable monthly and any accrued interest and principal are
 due and payable in full in March 2004.......................    80,000      --
                                                               -------- --------
                                                                230,000  140,000
Less current installments....................................       --    20,000
                                                               -------- --------
  Long-term debt, excluding current installments.............  $230,000 $120,000
                                                               ======== ========

(8) Stockholders' Equity

  The Class C preferred stock is redeemable by the Company at its option, in whole or in part, at par value. Class C preferred stock has priority over the common stock in the distribution of dividends and is entitled to a dividend equivalent to 10% of the par value per annum on a cumulative basis and is thereafter entitled to participate in the distribution of dividends at the same rate and upon the same conditions as the common stock.

  Each holder of common stock is entitled to one vote for each share held of record on each matter submitted to a vote of the stockholders. Holders of the common stock have no cumulative voting, conversion or redemption rights, but are entitled to preemptive rights to subscribe for additional shares of common stock in any additional issuance of common stock or any security convertible into common stock. Subject to any preferences that may be granted to the holders of preferred stock, each holder of common stock is entitled to receive ratably dividends as may be declared by the Board of Directors, and in the event of liquidation, dissolution or winding up, is entitled to share ratably in all Company assets remaining after payment of liabilities.

  During the years ended December 31, 1999, 1998 and 1997, $20,040,000, $14,302,000 and $27,333,000, respectively, in dividends were declared and paid.

(9) Related Party Transactions

  The Company has transactions in the normal course of business with affiliated companies. The Company is 50% owned by Kawasaki Steel Holdings
(USA), Inc., a subsidiary of Kawasaki Steel Corporation, a Japanese

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

corporation, and 50% owned by Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce (CVRD), a Brazilian corporation.

  The Company purchases steel slab from CST, an investee, from Kawasaki Steel Corporation, and from Companhia Siderurgica Nacional (CSN). CSN maintains an ownership interest in CVRD. The Company charters vessels from Seamar Shipping Corporation, a subsidiary of CVRD, for the ocean transfer of slab from Brazil to the Port of Los Angeles. The Company also contracts with Rio Doce Pasha Terminal, a joint venture of CVRD, to unload ocean cargo from ships in the Port of Los Angeles. The following represents amounts paid to the various affiliated companies for the years ended December 31:

                                                       1999     1998     1997
                                                     -------- -------- --------
                                                       (Dollars in thousands)
   CST.............................................. $105,248 $112,695 $130,600
   Kawasaki Steel Corporation.......................   51,089   60,258      --
   Rio Doce Pasha Terminal..........................   16,076   16,732   16,345
   CSN..............................................   14,499      --       --
   Seamar Shipping Corporation......................    8,003   11,825   11,791

  At December 31, 1999 and 1998, the Company owed affiliated companies $19,264,000 and $21,203,000, respectively, for goods and services.

(10) Commitments and Contingencies

  At December 31, 1999, the Company is committed, in the form of open purchase orders, to purchase approximately $57,462,000 in steel slabs, of which $19,789,000 is from related parties, and approximately $4,600,000 in zinc.

  The Company has been contacted by various governmental agencies regarding specific environmental matters, at its operating facility. During September 1990, the Company reached a preliminary agreement with the California Regional Department of Health Services, which allows the Company to draft its own remediation agreement and move forward with its own plan of action at its operating facility. In November 1992, the Company entered into a Voluntary and Enforceable Agreement (the Agreement) with the California Department of Toxic Substances Control which sets forth certain terms and conditions related to the remediation of hazardous substances at the Company's operating facility. The Agreement also preserves the Company's right as to future assignment and apportionment of costs to other parties.

  The Company is addressing environmental concerns caused by the former occupant at the Company's Fontana site and is currently in the remedial investigation stage. The Company is unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation is expected to be completed over the next two years. At December 31, 1999, the Company has accrued $800,000, which represents management's best estimate of the costs to complete the remedial feasibility study.

  Although the level of future expenditures for environmental remediation matters cannot be reasonably estimated, based on the facts presently known to management, it does not believe that the costs will have a material effect on the Company's financial position, results of operations, or liquidity.

  The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company's financial position, results of operations, or liquidity.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(11) Income Taxes

  Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                         1999    1998     1997
                                                        ------- -------  -------
                                                        (Dollars in thousands)
   Current:
     Federal........................................... $20,504 $ 3,546  $13,300
     State.............................................     291   3,000      --
                                                        ------- -------  -------
                                                         20,795   6,546   13,300
                                                        ------- -------  -------
   Deferred:
     Federal...........................................   4,718   6,005    1,825
     State.............................................   4,667  (5,535)     399
                                                        ------- -------  -------
                                                          9,385     470    2,224
                                                        ------- -------  -------
                                                        $30,180 $ 7,016  $15,524
                                                        ======= =======  =======

  Actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) as follows:

                                                       1999     1998    1997
                                                      -------  ------  ------
                                                           (Dollars in
                                                           thousands)
   Computed "expected" tax expense................... $26,959   9,385  15,510
   State income taxes, net of Federal benefit........   3,935     537   1,944
   State manufacturing investment credit, net of
    Federal benefit..................................    (712) (2,515) (1,755)
   Other.............................................      (2)   (391)   (175)
                                                      -------  ------  ------
                                                      $30,180   7,016  15,524
                                                      =======  ======  ======

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                1999     1998
                                                              --------  -------
                                                                (Dollars in
                                                                 thousands)
   Deferred tax assets:
     Inventory............................................... $  2,583    2,517
     State taxes.............................................      894    3,260
     Reserves................................................      217      401
     Accrued expenses........................................    1,835      737
     Other...................................................       11       11
                                                              --------  -------
       Total gross deferred tax assets.......................    5,540    6,926
     Less valuation allowance................................      --       --
                                                              --------  -------
       Net deferred tax assets...............................    5,540    6,926
                                                              --------  -------
   Deferred tax liabilities:
     Property, plant and equipment...........................  (31,929) (22,428)
     Change in inventory valuation...........................   (3,072)  (4,608)
     Undistributed earnings of affiliate.....................   (1,273)  (1,240)
     Other...................................................      (82)     (82)
                                                              --------  -------
       Total gross deferred tax liabilities..................  (36,356) (28,358)
                                                              --------  -------
       Net deferred tax liability............................ $(30,816) (21,432)
                                                              ========  =======

  Based on the Company's historical pretax earnings, adjusted for significant items such as nonrecurring charges, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 1999. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless, certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

  The Company's U.S. Federal income tax returns for the years ended 1994, 1995 and 1996 are currently under examination by the Internal Revenue Service. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

(12) Employee Benefit and Retirement Plans

 401(k) Plan

  The Company sponsors a 401(k) plan covering substantially all employees of the Company who are full-time employees.

  Participants may make contributions to the plan on a pretax basis from 1% to 16% of their annual salary. Company contributions, when made, will match 100% of employee contributions up to 4% of employees' salaries and 50% of employee contributions for the next 2% of employees' salaries. Participants are immediately 100% vested in both their contributions and Company contributions plus actual earnings thereon. Company contributions are accrued as participant contributions are withheld, and are paid in full to the Trustee of the plan on a pay period basis.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Plan expense for the years ended December 31, 1999, 1998 and 1997 was approximately $2,189,000, $2,084,000 and $2,002,000, respectively.

 Profit Sharing

  The Company has a profit sharing plan under which bonuses are awarded based on a pool amount, equal to 8% of the Company's income before taxes and gain or loss on disposition of fixed assets. The basis for determining the profit sharing pool is subject to review and approval of the Company's Board of Directors. The employee's share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 1999, 1998 and 1997 was $6,394,000, $2,248,000 and $3,537,000, respectively.

(13) Changes in Accounting Estimates

  In fiscal 1998, the Company made changes in the estimated useful lives of the hot strip mill reheat furnace, five stand cold reduction mill, continuous pickling line, and the second galvanizing line from 10 to 15 years. This change increased 1998 net income by $1,500,000. Also, effective in fiscal 1998, the Company changed the estimated useful life of its rolls from 1 year to 3 years for work rolls and 10 years for backup rolls. This change increased 1998 net income by $2,000,000. These changes were made to better reflect how these assets are expected to be used over time, to provide a better matching of revenues and expenses, and to be consistent with industry practice.

(14) Selected Quarterly Financial Data (Unaudited)

  Summarized quarterly financial data for 1999 and 1998 is as follows (amounts in thousands):

                                                        Quarter
                                        ----------------------------------------
                                          1st      2nd     3rd     4th    Total
                                        -------- ------- ------- ------- -------
1999
Total revenues......................... $160,994 170,264 183,566 172,226 687,050
Operating income*......................   12,092  23,232  30,055  26,836  92,215
Net income*............................    5,096  11,956  16,168  13,627  46,847

1998
Total revenues......................... $176,175 180,559 162,391 154,314 673,439
Operating income*......................   10,298  10,605   8,379  11,918  41,200
Net income*............................    3,958   4,382   2,491   8,969  19,800

--------
* In the fourth quarter of 1999, the Company changed its inventory costing method from the LIFO method to the FIFO method. All previously reported results have been restated to reflect the retroactive application of this accounting change (see note 2).

                CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          Beginning                      Ending
                                           Balance  Additions Deductions Balance
                                          --------- --------- ---------- -------
   Year ended December 31, 1999
     A/R Allowance.......................  720,000   296,747   (716,747) 300,000
   Year ended December 31, 1998
     A/R Allowance.......................  720,000   618,157   (618,157) 720,000
   Year ended December 31, 1997
     A/R Allowance.......................  720,000   117,766   (117,766) 720,000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CALIFORNIA STEEL INDUSTRIES, INC.

                                               /s/ C. Lourenco Goncalves
                                          By: _________________________________
                                                   C. Lourenco Goncalves,
                                                Chief Executive Officer and
                                                         President

                                                       March 22, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

   /s/ C. Lourenco Goncalves         Chief Executive Officer and   March 22, 2000
____________________________________  President (Principal
       C. Lourenco Goncalves          Executive Officer)

     /s/ Vicente B. Wright           Executive Vice President--    March 22, 2000
____________________________________  Finance (Principal
         Vicente B. Wright            Financial and Accounting
                                      Officer)

     /s/ Tatsuhiko Hamamoto          Director                      March 22, 2000
____________________________________
         Tatsuhiko Hamamoto

        /s/ Hajime Bada              Director                      March 22, 2000
____________________________________
            Hajime Bada

      /s/ Francisco Povoa            Director                      March 22, 2000
____________________________________
          Francisco Povoa

     /s/ Nadim Sareyed-Dim           Director                      March 22, 2000
____________________________________
         Nadim Sareyed-Dim

                                 EXHIBIT INDEX

 Exhibit
   No.                                Description
 -------                              -----------
   3.1   Certificate of Incorporation of the Registrant as amended by
          Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of
          Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12,
          1988, with the Delaware Secretary of State, and, as amended by the
          Certificate of Ownership merging California Steel Industries Tubular
          Products, Inc. into the Registrant, filed with the Delaware
          Secretary of State on December 20, 1993.(1)

   3.2   Bylaws of the Registrant.(1)

   4.1   Indenture dated as of April 6, 1999 between the Registrant and State
          Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8% Senior Notes due April 6, 2009.(1)

   4.2   Specimen Series B note.(1)

   4.3   Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce
          Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA),
          Inc. and Kawasaki Steel Corporation.(1)

  10.1   Revolving Credit Agreement, dated as of March 10, 1999, among the
          Registrant, the Lending Institutions from time to time party thereto as lenders, BancBoston, N.A., in its capacity as Loan and Collateral
          Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery
          Securities LLC, as the Arrangers.(1)

  10.2 Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia
          Siderurgica de Tubarao, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of
          December 9, 1986, Memorandum of Agreement No. MA-03, dated as of
          December 11, 1986, Memorandum of Agreement No. MA-04, dated as of
          December 11, 1986, Memorandum of Agreement No. MA-05, dated as of
          May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of
          December 11, 1996.(1)

  10.3   Facsimile transmission, dated October 27, 1998 from the Registrant to
          Companhia Siderurgica de Tubarao, confirming the parties mutual understanding that the Registrant will acquire 700,000 metric tons of steel slab from Companhia Siderurgica de Tubarao for 1999 delivery.(1)

  10.4 E-mails from Broken Hill Proprietary Company Ltd. to the Registrant, dated October 13, 1998 and October 15, 1998, respectively, confirming the Registrant's and Broker Hill Proprietary Company
          Ltd.'s mutual agreement of October 9, 1998 and October 14, 1998, to purchase and supply 70,000 metric tons and 280,000 metric tons of steel slab during 1999.(1)

  10.5   Letter, dated October 6, 1998, from the Registrant to Companhia
          Siderurgica Nacional, confirming Companhia Siderurgica Nacional's agreement to supply the Registrant with 100,000 metric tons of steel in 1999.(1)

  10.6 Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

  10.7   The Burlington Northern and Santa Fe Railway Company BNSFC 302606
          Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad
          Company.(1)

  10.8   Stevedore and Terminal Services Agreement, dated as of January 1,
          1996, between Rio Doce Pasha Terminal L.P. and the Registrant, as amended.(1)

  10.9 Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of
          California, National Association.(1)

 Exhibit
   No.                                 Description
 -------                               -----------
  10.10  Settlement Agreement, dated as of June 1, 1995, by and among the
          Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser
          Steel Land Development, Inc.(1)

  10.11  Groundwater Indemnity Agreement, dated as of June 1, 1995, between the
          Registrant and Kaiser Ventures, Inc.(1)

  10.12 A 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental Protection
          Agency, Department of Toxic Substances Control.(1)

  10.13  Purchase Agreement dated March 30, 1999 by and among the Registrant,
          Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
          Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc
          Montgomery Securities LLC.(1)

  10.14 Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
          Smith Incorporated, BancBoston Robertson Stephens Inc. and
          NationsBanc Montgomery Securities LLC.(1)

  12.1   Statement of Computation of Ratio of Earnings to Fixed Charges.

  12.2   Statement of Computation of Ratio of EBITDA to Interest Expense.

  18.1   Letter re: Change in Accounting Principle.

  21.1   Subsidiaries of the Registrant.(1)

  23.1   Independent Auditors' Report on Schedule.

  27.1   Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.