Form 10-Q
period 2000-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2000-05-03
CIK 751799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ___________________

                                   FORM 10-Q
                              ___________________

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934S

          For the transition period from ________________ to ______________

                       Commission File Number 333-79587


                       CALIFORNIA STEEL INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)


                    Delaware                                                    33-0051150
             (State or Other Jurisdiction of                         (I.R.S. Employer Identification No.)
            Incorporation or Organization)

          14000 San Bernardino Avenue
               Fontana, California                                                92335
(Address of principal executive offices of Registrant)                          (Zip Code)

                                (909) 350-6200

              (Registrant's telephone number including area code)

                           ________________________

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.    [X] Yes       [_] No

  As of April 15, 2000, 1,000 shares of the Company's common stock, no par value, were outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents
                               -----------------

                                                                                                                Page
                                                                                                               ----
 PART I           FINANCIAL INFORMATION........................................................................   1
     ITEM 1.      FINANCIAL STATEMENTS.........................................................................   1
                  Consolidated Balance Sheets as of March 31, 2000
                     (unaudited) and December 31, 1999.........................................................   1

                  Consolidated Statements of Income for the three months ended
                     March 31, 2000 and March 31, 1999 (unaudited).............................................   2

                  Consolidated Statements of Cash Flows for the three months ended
                     March 31, 2000 and March 31, 1999 (unaudited).............................................   3

                  Notes to Consolidated Financial Statements (unaudited).......................................   4
     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................................................   5

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................   7

 PART II          OTHER INFORMATION............................................................................   7

     ITEM 1.      LEGAL PROCEEDINGS............................................................................   7
     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.............................................................   8

 INDEX TO EXHIBITS.............................................................................................  10

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheets

                    (In thousands, except per share amount)

                                                                                       As of                  As of
                                                                                     March 31,            December 31,
                                Assets                                                 2000                  1999
                               -------                                           ---------------       ---------------
Current assets:                                                                      (Unaudited)
       Cash and cash equivalents.............................................          $ 1,654            $  7,899
       Trade accounts receivable, less allowance for doubtful
         receivables of $400,000 at March 31, 2000 and
         $300,000 at December 31, 1999.......................................           68,014              68,866

       Inventories...........................................................          173,780             166,570
       Deferred income taxes.................................................            2,382               2,382
       Other receivables and prepaid expenses................................            5,376               4,832
                                                                                      --------            --------
                   Total current assets......................................          251,206             250,549
                                                                                      --------            --------
Investment in affiliated company.............................................           34,719              34,801
Other assets.................................................................            4,604               4,759
Property, plant and equipment, net...........................................          260,683             262,696
                                                                                      --------            --------
                   Total assets..............................................         $551,212            $552,805
                                                                                      ========            ========
                   Liabilities and stockholders' equity
                   -------------------------------------
Current liabilities:
       Accounts payable......................................................         $ 72,153            $ 54,707
       Accrued interest expense..............................................              813               4,064
       Income tax payable....................................................           10,527                  --
       Other accrued expenses................................................            9,018              13,757
                                                                                      --------            --------
                   Total current liabilities.................................           92,511              72,528
                                                                                      --------            --------
Long-term debt, excluding current installments...............................          205,000             230,000
Deferred income taxes........................................................           33,198              33,198

Stockholders' equity:
       Class C preferred stock, $10,000 par value per share.
         Authorized 3,000 shares; issued and outstanding
         3,000 shares........................................................           30,000              30,000

       Common stock, no par value.  Authorized 2,000 shares;
         issued and outstanding 1,000 shares.................................           10,000              10,000

       Retained earnings.....................................................          180,503             177,079
                                                                                      --------            --------
                   Total stockholders' equity................................          220,503             217,079
       Commitments and contingencies.........................................               --                  --
                                                                                      --------            --------
                   Total liabilities and stockholders' equity................         $551,212            $552,805
                                                                                      ========            ========

See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                       Consolidated Statements of Income
                                (In thousands)

                                                                                   Three Months Ended March 31,
                                                                         -----------------------------------------------
                                                                                       2000                  1999
                                                                          -----------------------------------------------
                                                                                              (Unaudited)
Net sales...........................................................                 $187,709              $160,994
Cost of sales.......................................................                  147,722               141,581
                                                                                     --------              --------
                     Gross profit...................................                   39,987                19,413
Selling, general and administrative expenses........................                   10,078                 7,321
                                                                                     --------              --------
                     Income from operations.........................                   29,909                12,092
Other income (expense):
        Equity in income of affiliate...............................                      (82)                   --
        Interest expense, net.......................................                   (4,297)               (3,774)
        Other, net..................................................                      435                    61
                                                                                     --------              --------
                     Income before income taxes.....................                   25,965                 8,379
Income taxes........................................................                   10,527                 3,283
                                                                                     --------              --------
                     Net income.....................................                 $ 15,438              $  5,096
                                                                                     ========              ========

See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                    Three Months Ended March 31,
                                                                                  ------------------------------------
                                                                                        2000            1999
                                                                                  ------------------------------------
                                                                                             (Unaudited)
Cash flows from operating activities:
       Net income...........................................................      $   15,438          $    5,096
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization....................................           6,844               5,996
           Loss on disposition and write-down of idle
             plant and equipment............................................              (6)                 --
           Undistributed earnings of affiliate..............................              82                  --
           Change in assets and liabilities:
          Trade accounts receivable, net....................................             852              (6,441)
            Inventories.....................................................          (7,210)             18,098
            Other receivables and prepaid expenses..........................            (544)             (4,925)
            Other assets....................................................              --              (1,451)
            Accounts payable................................................          17,446             (12,758)
            Income taxes payable............................................          10,527               6,369
            Accrued interest expense........................................          (3,251)                 --
            Other accrued expenses..........................................          (4,739)               (825)
                                                                                  ----------         -----------
            Net cash provided by operating activities.......................          35,439               9,159
                                                                                  ----------         -----------
Cash flows from investing activities:
       Additions to property, plant and equipment...........................          (4,677)             (9,705)
       Proceeds from sale of property, plant and
         equipment..........................................................               7                  --
                                                                                  ----------         -----------
              Net cash used in investing activities.........................          (4,670)             (9,705)

Cash flows from financing activities:
       Net repayments under line of credit agreement with
         banks..............................................................         (25,000)           (103,700)
       Proceeds from issuance of long-term debt.............................              --             100,324
       Dividends paid.......................................................         (12,014)                 --
                                                                                  ----------         -----------
             Net cash used in financing activities..........................         (37,014)             (3,376)
                                                                                  ----------         -----------
             Net decrease in cash and cash equivalents......................          (6,245)             (3,922)
       Cash and cash equivalents at beginning of period.....................           7,899              11,962
                                                                                  ----------         -----------
       Cash and cash equivalents at end of period...........................      $    1,654         $     8,040
                                                                                  ==========         ===========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest (net of amount capitalized)..............................      $    7,681            $  4,454
          Income taxes......................................................              --                  --
                                                                                  ==========            ========

          See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            Notes To Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 1999 and 1998 contained in California Steel Industries, Inc.'s Form 10-K for each of the fiscal years ended December 31, 1999 and 1998. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results expected for the full year.

2.  New Accounting Pronouncements
    -----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not determined whether the impact of SFAS 133 will have a material impact on our financial position, results of operations or liquidity.

3.  Inventories
    -----------

     Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

                                                                                 March 31, 2000       December 31, 1999
                                                                                 --------------       -----------------
                                                                                            (In thousands)
          Finished goods.............................................             $ 34,849                 $ 39,526
          Work-in-process............................................               27,422                   18,723
          Raw materials..............................................              106,699                  103,399
          Other......................................................                4,810                    4,922
                                                                                  --------                 --------
            Total....................................................             $173,780                 $166,570
                                                                                  ========                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

      Certain statements contained in this Form 10-Q regard matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee," "will be," "will continue," "will likely result," and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

    . our substantial indebtedness, interest expense and principal repayment obligations under our bank facility and 8.5% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

    . because our board of directors is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in costly delays in making important business decisions and put us at a competitive disadvantage,

    .   competitive factors and pricing pressures,

    .   our ability to control costs and maintain quality,

    .   future expenditures for capital projects, and

    . industry-wide market factors and general economic and business conditions.

Results of Operations
---------------------

                                                                    Tons Billed
                                                            Three months ended March 31,
                                                      -------------------------------------

                                                               2000              1999
                                                      ----------------  -------------------
       Hot Rolled...................................          198,111           225,422
       Cold Rolled..................................           77,427            65,816
       Galvanized...................................          155,110           115,290
       ERW Pipe.....................................           30,729            22,416
                                                              -------           -------
       Total........................................          461,377           428,944
                                                              =======           =======

     Net sales. Net sales increased $26,715,000, or 16.6%, from $160,944,000 for the three months ended March 31, 1999 to $187,709,000 for the three months ended March 31, 2000. Net billed tons increased 32,433, or 7.6%, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. In the first quarter of 2000, unit prices on all flat rolled products continued to improve along with prices of our other products.

     Gross profit. Gross profit increased $20,574,000, or 106.0%, from $19,413,000 for the three months ended March 31, 1999 to $39,987,000 for the three months ended March 31, 2000. Gross profit as a percentage of net sales increased from 12.1% for the three months ended March 31, 1999 to 21.3% for the same period in 2000. Our gross profit increased as a result of an increase in our average sales price, a decrease in our average slab costs, a shift in our product mix to a greater proportion of higher value-added galvanized products and an increase in sales volume.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $2,757,000, or 37.7%, from $7,321,000 for three months ended March 31, 1999 to $10,078,000 for three months ended March 31, 2000. Management performance compensation was the single largest contributor to this increase.

     Interest expense. Interest expense increased $523,000, or 13.9%, from $3,774,000 for the three months ended March 31, 1999 to $4,297,000 for the same period in 2000. Our average outstanding debt decreased during the first quarter of 2000 compared to the first quarter 1999, but our effective interest rates during the three months ended March 31, 2000 increased, partially as a result of higher interest rates and partially as a result of the conversion of the interest rate on our senior notes from a variable rate to a fixed rate of 8.5%. Interest expense figures are net of interest income and capitalized interest of $205,000 for the three months ended March 31, 1999 and $199,000 for the same period in 2000.

     Income taxes. As a result of higher income before taxes of $25,965,000, income taxes increased $7,244,000 from $3,283,000 for the three month period ended March 31, 1999 to $10,527,000 for the three months ended March 31, 2000. Our effective tax rate was 39.2% for three months ended March 31, 1999 compared to 40.5% for three months ended March 31, 2000.

     Net income. Net income for the three months ended March 31,2000 was $15,438,000. This was $10,342,000, or 202.9%, higher than net income of
$5,096,000 for the three months ended March 31, 1999.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2000, we had $1,654,000 in cash and cash equivalents and approximately $61,000,000 in financing available under our credit facilities. During the three months ended March 31, 2000, cash flow from operations generated $35,439,000, which consisted of $15,438,000 in net income, $6,844,000 in depreciation and amortization expense and a net cash flow increase of $13,081,000 due to changes in assets and liabilities. The majority of net cash flow increase was due to a $7,210,000 decrease in inventories, a $17,446,000 increase in accounts payable and a $10,527,000 increase in income taxes payable. Cash flow from investing activities during the three months ended March 31, 2000 consisted predominately of $4,677,000 of capital expenditures. Cash flow from financing activities during the three months ended March 31, 2000 consisted of net repayments to lenders of notes payable of $25,000,000 and a dividend payment to shareholders of $12,014,000. During the three months ended March 31, 2000, we also paid $6,375,000 in interest on our 8.5% senior notes.

     In March 1999, we entered into a $130,000,000 five-year bank facility. Approximately $55,000,000 was outstanding under this facility as of March 31, 2000. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the new bank facility may be made at any time prior to the facility termination date, which is the earlier to occur of March 10, 2004 or the date that is 60 days prior to the maturity of our 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our $130,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt like our 8.5% senior notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt like our bank facility, changes in interest rates generally do not affect the fair value of the debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was approximately 6.19% at March 31, 2000. We estimate that the average amount of debt outstanding under the facility for fiscal year 2000 will be approximately $80.0 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $800,000 for the year.

     We do not believe that the future market rate risk related to our 8.5% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.


                                    PART II
                               OTHER INFORMATION

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

 3.2          Bylaws of the Registrant.(1)

 4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009.(1)

 4.2          Specimen Series B note (included in Exhibit 4.1).(1)

 4.3 Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings
              (USA), Inc. and Kawasaki Steel Corporation.(1)

 27.1         Financial Data Schedule

_______________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(b)   Reports on Form 8-K.

              None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


April 27, 2000

                              CALIFORNIA STEEL INDUSTRIES, INC.



                              By: /s/ Vicente B. Wright
                                 ------------------------------------------
                                      Vicente B. Wright,
                                      Executive Vice President, Finance
                                      (Principal Financial and
                                      Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
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

 4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009.(1)

 4.2              Specimen Series B note (included in Exhibit 4.1).(1)

 4.3 Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

 27.1             Financial Data Schedule
________________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.