Form 10-Q
period 2000-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2000-08-04
CIK 751799

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             _____________________

                                   FORM 10-Q
                             _____________________

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934S

       For the transition period from ________________ to ______________

                        Commission File Number 333-79587

                       CALIFORNIA STEEL INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


            Delaware                                                  33-0051150
   (State or Other Jurisdiction of                      (I.R.S. Employer Identification No.)
   Incorporation or Organization)

     14000 San Bernardino Avenue                                       92335
         Fontana, California                                         (Zip Code)
(Address of principal executive offices of Registrant)


                                 (909) 350-6200

              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        [X] Yes      [  ] No


As of July 19, 2000, 1,000 shares of the Company's common stock, no par value, were outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents
                               -----------------

                                                                                               Page
                                                                                               ----
PART I    FINANCIAL INFORMATION..............................................................     1

 ITEM 1.  FINANCIAL STATEMENTS...............................................................     1
          Consolidated Condensed Balance Sheets as of June 30, 2000
             (unaudited) and December 31, 1999...............................................     1

          Consolidated Condensed Statements of Income for the
           three months and six months ended June 30, 2000 and
           June 30, 1999 (unaudited).........................................................     2

          Consolidated Condensed Statements of Cash Flows for the six months ended
          June 30, 2000 and June 30, 1999 (unaudited)........................................     3

          Notes to Consolidated Condensed Financial Statements (unaudited)...................     4

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................................     5

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................     7

PART II   OTHER INFORMATION..................................................................     7

 ITEM 1.  LEGAL PROCEEDINGS..................................................................     7

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................     8

SIGNATURE....................................................................................     9

INDEX TO EXHIBITS............................................................................     10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                     Consolidated Condensed Balance Sheets

               (In thousands, except share and per share amounts)


                                                                                        As of June 30,       As of December
                                   Assets                                                   2000               31, 1999
-----------------------------------------------------------------------------          --------------      ---------------
                                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents.................................................             $  3,752             $  7,899
  Trade accounts receivable, less allowance for doubtful receivables of
   $600,000 at June 30, 2000 and $300,000 at December 31, 1999..............               69,354               68,866

  Inventories...............................................................              188,639              166,570
  Deferred income taxes.....................................................                2,382                2,382
  Other receivables and prepaid expenses....................................                3,581                4,832
                                                                                       ----------          -----------

     Total current assets...................................................              267,708              250,549
                                                                                       ----------          -----------

Investment in affiliated company............................................               34,992               34,801
Other assets................................................................                4,449                4,759
Property, plant and equipment, net..........................................              261,782              262,696
                                                                                       ----------          -----------

     Total assets...........................................................             $568,931             $552,805
                                                                                       ==========          ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
  Accounts payable..........................................................             $ 48,337             $ 54,707
  Accrued interest expense..................................................                4,132                4,064
  Income tax payable........................................................                8,370                   --
  Other accrued expenses....................................................                9,675               13,757
                                                                                       ----------          -----------

     Total current liabilities..............................................               70,514               72,528
                                                                                       ----------          -----------

  Long-term debt, excluding current installments............................              229,000              230,000
  Deferred income taxes.....................................................               33,198               33,198

Stockholders' equity:
  Class C preferred stock, $10,000 par value per share.  Authorized 3,000
   shares; issued and outstanding 3,000 shares..............................               30,000               30,000

  Common stock, no par value.  Authorized 2,000 shares; issued and
   outstanding 1,000 shares.................................................               10,000               10,000

  Retained earnings.........................................................              196,219              177,079
                                                                                       ----------          -----------

     Total stockholders' equity.............................................              236,219              217,079

  Commitments and contingencies.............................................                   --                   --
                                                                                       ----------          -----------
     Total liabilities and stockholders' equity.............................             $568,931             $552,805
                                                                                       ==========          ===========

See accompanying notes to consolidated condensed financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                  Consolidated Condensed Statements of Income

                                 (In thousands)


                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                         ---------------------------     -------------------------
                                                                2000            1999           2000           1999
                                                         ------------ --------------     ---------- --------------
                                                                               (Unaudited)

Net sales............................................       $196,483        $170,264       $384,192       $331,258
Cost of sales........................................        159,054         139,270        306,776        280,851
                                                            --------        --------       --------       --------
     Gross profit....................................         37,429          30,994         77,416         50,407

Selling, general and administrative expenses.........          7,167           7,762         17,245         15,083
                                                            --------        --------       --------       --------
     Income from operations..........................         30,262          23,232         60,171         35,324

Other income (expense):
  Equity in income of affiliate......................            692              88            610             88
  Interest expense, net..............................         (4,502)         (4,312)        (8,799)        (8,086)
  Other, net.........................................            207             652            642            713
                                                            --------        --------        -------        -------
     Income before income taxes......................         26,659          19,660         52,624         28,039

Income taxes.........................................         10,943           7,704         21,470         10,987
                                                            --------        --------        -------        -------
     Net income......................................       $ 15,716        $ 11,956         31,154         17,052
                                                            ========        ========        =======        =======

See accompanying notes to consolidated condensed financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                Consolidated Condensed Statements of Cash Flows

                                 (In thousands)

                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
                                                                                           2000          1999
                                                                                       ------------  -----------
                                                                                               (Unaudited)

Cash flows from operating activities:
  Net income................................................................            $ 31,154      $  17,052
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization............................................              13,983         12,285
   Loss on disposition and write-down of idle
   plant and equipment......................................................                  (3)           (11)
   Undistributed earnings of affiliate......................................                (610)           (88)
   Dividends received from affiliate........................................                 419             --
  Change in assets and liabilities:
   Trade accounts receivable, net...........................................                (488)        (7,551)
   Inventories..............................................................             (22,069)        28,648
   Other receivables and prepaid expenses...................................               1,251         (4,214)
   Other assets.............................................................                  --         (4,758)
   Accounts payable.........................................................              (6,370)         1,711
   Accrued interest expense.................................................                  68          2,404
   Income tax payable.......................................................               8,370         10,624
   Other accrued expenses...................................................              (4,082)        (6,120)
                                                                                        ---------     ----------
     Net cash provided by operating activities..............................              21,623         49,982
                                                                                        ---------     ----------
Cash flows from investing activities:
  Additions to property, plant and equipment................................             (12,791)       (18,827)
  Proceeds from sale of property, plant and equipment.......................                  35             20
                                                                                        ---------     ----------
     Net cash used in investing activities..................................             (12,756)       (18,807)
                                                                                        ---------     ----------
Cash flows from financing activities:
  Net repayments under line of credit agreement with banks..................                  --       (103,700)
  Repayments of notes payable to banks......................................              (1,000)      (140,000)
  Proceeds from issuance of long-term debt..................................                  --        220,000
  Dividends paid............................................................             (12,014)        (8,630)
                                                                                        ---------     ----------
     Net cash used in financing activities..................................             (13,014)       (32,330)
                                                                                        ---------     ----------
     Net decrease in cash and cash equivalents..............................              (4,147)        (1,155)
                                                                                        ---------     ----------
  Cash and cash equivalents at beginning of period..........................               7,899         11,962
                                                                                        ---------     ----------
  Cash and cash equivalents at end of period................................            $  3,752      $  10,807
                                                                                        ========      =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest (net of amount capitalized).....................................            $  8,993      $   6,079
   Income taxes.............................................................              13,100          5,235
                                                                                        ========      =========

See accompanying notes to consolidated condensed financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

        Notes To Consolidated Condensed Financial Statements (Unaudited)

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated condensed financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 contained in California Steel Industries, Inc.'s December 31, 1999 Form 10-K. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results expected for the full year.

2. New Accounting Pronouncements
   -----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not determined whether the impact of SFAS 133 will have a material impact on our financial position, results of operations or liquidity.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations.

3. Inventories
   -----------

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

                                                                                  June 30, 2000          December 31, 1999
                                                                              ---------------------     -------------------
                                                                                              (In thousands)
                                                                                               (Unaudited)

       Finished goods......................................................          $ 34,999                 $ 39,526
       Work-in-process.....................................................            33,909                   18,723
       Raw materials.......................................................           114,610                  103,399
       Other...............................................................             5,121                    4,922
                                                                              ---------------------     -------------------

  Total.............................................................                 $188,639                 $166,570
                                                                              =====================     ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

     Certain statements contained in this Form 10-Q regard matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee," "will be," "will continue," "will likely result," and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and include, but are not limited to, the following:

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

Results of Operations
---------------------

                                                              Tons Billed                            Tons Billed
                                                       Three months ended June 30,             Six months ended June 30,
                                                     -------------------------------         -----------------------------
                                                         2000               1999                  2000            1999
                                                     ------------       ------------         ------------     ------------
                                                               (Unaudited)                            (Unaudited)
     Hot Rolled......................... .             192,979             216,690             391,090           442,112
     Cold Rolled..........................              77,073              78,501             154,500           144,317
     Galvanized...........................             162,597             129,208             317,707           244,498
     ERW Pipe.............................              38,031              32,877              68,760            55,293
                                                      ________             _______             _______           _______

  Total...................................             470,680             457,276             932,057           886,220
                                                      ========             =======             =======           =======

     Net sales. In the second quarter of 2000, cold rolled and galvanized billed tonnage represented 50.9% of all products sold, compared to 45.4% in the second quarter of 1999. Average sales prices for all products sold during the second quarter of 2000 were 12.5% greater than those for the second quarter of 1999. Net sales increased $26,219,000, or 15.4%, from $170,264,000 for the three months ended June 30, 1999 to $196,483,000 for the three months ended June 30, 2000. Year-to-date net sales increased $52,934,000, or 16.0%, from $331,258,000 for the six months ended June 30, 1999 to $384,192,000 for the same period in 2000. Net billed tons increased 13,404, or 2.9%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 and year-to-date net billed tons increased 45,837, or 5.2%, from 886,220 for the six months ended June 30, 1999 to 932,057 for the six months ended June 30, 2000. Net sales for both the three and six month periods ended June 30, 2000 increased compared to the same periods in 1999, due to higher sales volumes, a shift in our product mix to a higher proportion of cold rolled and galvanized products and higher sales prices.

     Gross profit. Gross profit increased $6,435,000, or 20.8%, from $30,994,000 for the three months ended June 30, 1999 to $37,429,000 for the three months ended June 30, 2000. Year-to-date gross profit increased $27,009,000, or 53.6%, from $50,407,000 for the six months ended June 30, 1999 to $77,416,000 for the six months ended June 30, 2000. Gross profit as a percentage of net sales increased from 18.2% for the three months ended June 30, 1999 to 19.1% for the same period in 2000. Our year-to-date gross profit as a percentage of net sales increased from 15.2% for the six months ended June 30, 1999 to 20.2% for the six months ended June 30, 2000. Despite an increase in our average raw material costs, our gross profit increased as a result of an increase in our average sales price, a shift in our product mix to a greater proportion of higher value-added products and an increase in sales volume.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $595,000, or 7.7%, from $7,762,000 for the three months ended June 30, 1999 to $7,167,000 for the three months ended June 30, 2000. Our year-to-date expenses increased $2,162,000, or 14.3%, from $15,083,000 for the six months ended June 30, 1999 to $17,245,000 for the same period in year 2000, primarily as a result of an increase in management performance compensation in the first quarter of 2000.

     Interest expense. Interest expense increased $190,000, or 4.4%, from $4,312,000 for the three months ended June 30, 1999 to $4,502,000 for the same period in 2000. Year-to-date interest expense increased $713,000, or 8.8%, from $8,086,000 for the six months ended June 30, 1999 to $8,799,000 for the same period in 2000. Interest expense increased as a result of higher effective interest rates, which were partially offset by a decrease in our average outstanding debt. Interest expense figures are net of interest income and capitalized interest of $324,000 for the three months ended June 30, 1999 and $195,000 for the three months ended June 30, 2000. On a year-to-date basis, interest income and capitalized interest was $529,000 for the first six months of 1999 and $394,000 for the first six months of 2000.

     Income taxes. We have recognized higher income tax expense in 2000 as a result of both higher income before tax and slightly higher effective tax rates for both the second quarter and year-to-date periods. For the three-month period ended June 30, 2000, we recognized $10,943,000 in income tax expense, using a combined state and federal rate of 41.1%. For the same period last year we used a combined rate of 39.2%. On a year-to-date basis we have recognized $21,470,000 in income tax expense in 2000, using a combined state and federal tax rate of 40.8%. For the same period last year we used a combined rate of 39.2%. The difference in rates between 1999 and 2000 is attributable to the state Manufacturers' Investment Credit.

     Net income. Net income increase $3,760,000, or 31.5%, from $11,956,000 for the three months ended June 30, 1999 to $15,716,000 for the same period in 2000. Year-to-date net income increased $14,102,000, or 82.7%, from $17,052,000 for the six months ended June 30, 1999 to $31,154,000 for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2000, we had $3,752,000 in cash and cash equivalents and approximately $38,000,000 in financing available under our credit facility. During the six months ended June 30, 2000, cash flow from operations generated $21,623,000, which consisted of $31,154,000 in net income, $13,983,000 in depreciation and amortization expense and a net cash flow decrease of $23,320,000 due to changes in assets and liabilities. The majority of the net cash flow decrease was due to a $22,069,000 increase in inventories and a $6,370,000 decrease in accounts payable, offset by a $8,370,000 increase in income tax payable. Cash flow from investing activities during the six months ended June 30, 2000 consisted predominately of $12,791,000 of capital expenditures. Cash flow from financing activities during the six months ended June 30, 2000 consisted of net repayments to lenders of notes payable of $1,000,000 and a dividend payment to shareholders of $12,014,000. During the six months ended June 30, 2000, we also paid $8,993,000 in interest, net of capitalized interest, and $13,100,000 in income taxes.

     In March 1999, we entered into a $130,000,000 five-year bank facility. Approximately $79,000,000 was outstanding under this facility as of June 30, 2000. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under our bank facility may be made at any time prior to the facility termination date, which is the earlier to occur of March 10, 2004 or the date that is 60 days prior to the maturity of our 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

     We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our $130,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt like our 8.5% senior notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt like our bank facility, changes in interest rates generally do not affect the fair value of the debt, but do affect earnings and cash flows. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was approximately 6.69% at June 30, 2000. We estimate that the average amount of debt outstanding under the facility for fiscal year 2000 will be approximately $80.0 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $800,000 for the year.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
Number         Description
-------        -----------------------------------------------------------------------------------------------------

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

  10.15        Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the
               Registrant and Seamar Shipping Corporation of Monrovia, Liberia.

  10.16        First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10,
               1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings
               Association , as documentation and letter of credit agent for the Banks.

  27.1         Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(b)  Reports on Form 8-K.
     --------------------
     None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2000

                       CALIFORNIA STEEL INDUSTRIES, INC.

                              By:  /s/ Vicente B. Wright
                                   ---------------------

                                   Vicente B. Wright,
                                   Executive Vice President, Finance
                                   (Principal Financial and
                                   Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number         Description
---------      --------------------------------------------------------------------------------------------------

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

   10.15       Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the
               Registrant and Seamar Shipping Corporation of Monrovia, Liberia.

   10.16       First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10,
               1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings
               Association , as documentation and letter of credit agent for the Banks.

   27.1        Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.