Form 10-Q
period 2000-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2000-10-27
CIK 751799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-Q
                             _____________________

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

As of October 19, 2000, 1,000 shares of the Company's common stock, no par value, were outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents
                               -----------------

                                                                                                              Page
                                                                                                              ----
PART I         FINANCIAL INFORMATION........................................................................    1

     ITEM 1.   FINANCIAL STATEMENTS.........................................................................    1

                 Consolidated Condensed Balance Sheets as of September 30, 2000
                 (unaudited) and December 31,1999...........................................................    1

                 Consolidated Condensed Statements of Income for the three months and nine
                 months ended September 30, 2000 and September 30, 1999 (unaudited).........................    2

                 Consolidated Condensed Statements of Cash Flows for the nine months ended
                 September 30, 2000 and September 30, 1999 (unaudited)......................................    3

                 Notes to Consolidated Condensed Financial Statements  (unaudited)..........................    4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS.......    5

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................    7

PART II        OTHER INFORMATION............................................................................    7

     ITEM 1.   LEGAL PROCEEDINGS............................................................................    7

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................................................    8
                 SIGNATURE..................................................................................    9
                 INDEX TO EXHIBITS..........................................................................   10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

                     Consolidated Condensed Balance Sheets

              (In thousands, except share and per share amounts)

                                                                                          As of              As of
                                                                                      September 30,       December 31,
                                   Assets                                                 2000                1999
                                   ------                                             -------------       ------------
                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents.................................................            $  2,429            $  7,899
  Trade accounts receivable, less allowance for doubtful receivables of                   74,396              68,866
   $600,000 at September 30, 2000 and $300,000 at December 31, 1999.........

  Inventories...............................................................             190,591             166,570
  Deferred income taxes.....................................................               2,382               2,382
  Other receivables and prepaid expenses....................................               3,744               4,832
                                                                                        --------            --------
     Total current assets...................................................             273,542             250,549
                                                                                        --------            --------
Investment in affiliated company............................................              35,586              34,801
Other assets................................................................               4,293               4,759
Property, plant and equipment, net..........................................             265,019             262,696
                                                                                        --------            --------
     Total assets...........................................................            $578,440            $552,805
                                                                                        ========            ========
                    Liabilities and Stockholders' Equity
                    ------------------------------------

Current liabilities:
  Accounts payable..........................................................            $ 43,564            $ 54,707
  Accrued interest expense..................................................               1,118               4,064
  Income tax payable........................................................               8,452                  --
  Other accrued expenses....................................................              13,473              13,757
                                                                                        --------            --------
     Total current liabilities..............................................              66,607              72,528
                                                                                        --------            --------
  Long-term debt, excluding current installments............................             242,000             230,000
  Deferred income taxes.....................................................              33,198              33,198

Stockholders' equity:
  Class C preferred stock, $10,000 par value per share.  Authorized 3,000                 30,000              30,000
   shares; issued and outstanding 3,000 shares..............................

  Common stock, no par value.  Authorized 2,000 shares; issued and                        10,000              10,000
   outstanding 1,000 shares.................................................

  Retained earnings.........................................................             196,635             177,079
                                                                                        --------            --------
     Total stockholders' equity.............................................             236,635             217,079

  Commitments and contingencies.............................................                  --                  --
                                                                                        --------            --------
     Total liabilities and stockholders' equity.............................            $578,440            $552,805
                                                                                        ========            ========

See accompanying notes to consolidated condensed financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

                  Consolidated Condensed Statements of Income

                                (In thousands)

                                                                   Three Months Ended                   Nine Months Ended
                                                                     September 30,                        September  30,
                                                             ------------------------------        ----------------------------
                                                                2000                1999              2000              1999
                                                             ----------          ----------        ----------        ----------
                                                                                        (Unaudited)
Net sales............................................         $186,796            $183,566          $570,988          $514,824
Cost of sales........................................          170,810             145,935           477,586           426,786
                                                             ---------           ---------         ---------         ---------
     Gross profit....................................           15,986              37,631            93,402            88,038

Selling, general and administrative expenses.........            6,824               7,576            24,069            22,659
                                                             ---------           ---------         ---------         ---------
     Income from operations..........................            9,162              30,055            69,333            65,379

Other income (expense):
  Equity in income of affiliated company  ...........              937                (197)            1,547              (109)
  Interest expense, net..............................           (4,821)             (3,983)          (13,620)          (12,069)
  Other, net.........................................              229                 708               871             1,421
                                                             ---------           ---------         ---------         ---------
     Income before income taxes......................            5,507              26,583            58,131            54,622

Income taxes.........................................            2,091              10,415            23,561            21,402
                                                             ---------           ---------         ---------         ---------
     Net income......................................         $  3,416            $ 16,168          $ 34,570          $ 33,220
                                                             =========           =========         =========         =========

See accompanying notes to consolidated condensed financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

                Consolidated Condensed Statements of Cash Flows

                                (In thousands)

                                                                                              Nine Months Ended
          `                                                                                     September 30,
                                                                                       -------------------------------
                                                                                          2000                1999
                                                                                       ----------          -----------
                                                                                                 (Unaudited)
Cash flows from operating activities:
  Net income................................................................            $ 34,570            $  33,220
  Adjustments to reconcile net income to net cash...........................
  provided by operating activities:
   Depreciation and amortization............................................              21,228               18,937
   Loss on disposition and write-down of idle...............................
   plant and equipment......................................................                  (3)                 (12)
   Undistributed earnings (loss) of affiliated company......................              (1,547)                 109
   Dividends received from affiliated company...............................                 762                   --
  Change in assets and liabilities:
   Trade accounts receivable, net...........................................              (5,530)             (15,519)
   Inventories..............................................................             (24,021)              28,236
   Other receivables and prepaid expenses...................................               1,088               (6,883)
   Other assets.............................................................                  --               (4,687)
   Accounts payable.........................................................             (11,143)                 754
   Accrued interest expense.................................................              (2,946)                (775)
   Income tax payable.......................................................               8,452               13,734
   Other accrued expenses...................................................                (284)              (3,420)
                                                                                        --------            ---------
     Net cash provided by operating activities..............................              20,626               63,694
                                                                                        --------            ---------
Cash flows from investing activities:
  Additions to property, plant and equipment................................             (23,117)             (26,734)
  Proceeds from sale of property, plant and equipment.......................                  35                  128
                                                                                        --------            ---------
     Net cash used in investing activities..................................             (23,082)             (26,606)
                                                                                        --------            ---------
Cash flows from financing activities:
  Net repayments under line of credit agreement with banks..................                  --             (103,700)
  Borrowings (repayments) of notes payable to banks.........................              12,000             (140,000)
  Proceeds from issuance of long-term debt..................................                  --              210,000
  Dividends paid............................................................             (15,014)              (8,630)
                                                                                        --------            ---------
     Net cash used in financing activities..................................              (3,014)             (42,330)
                                                                                        --------            ---------
     Net decrease in cash and cash equivalents..............................              (5,470)              (5,242)
                                                                                        --------            ---------
  Cash and cash equivalents at beginning of period..........................               7,899               11,962
                                                                                        --------            ---------
  Cash and cash equivalents at end of period................................            $  2,429            $   6,720
                                                                                        ========            =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest (net of amount capitalized).....................................            $ 16,924            $  13,462
   Income taxes.............................................................              15,109               13,035
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

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

       Notes To Consolidated Condensed Financial Statements (Unaudited)

1.   Basis of Presentation
     ---------------------

The accompanying unaudited consolidated condensed financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months and nine months ended September 30, 2000 and 1999 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 contained in California Steel Industries, Inc.'s December 31, 1999 Form 10-K. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results expected for the full year.

2.   New Accounting Pronouncements
     -----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We believe that SFAS 133 will not have a material impact on our financial position, results of operations or liquidity.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin ("SAB"), as amended by SAB 101A and SAB 101B, summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for registrants with fiscal years that begin after March 15, 2000. We do not expect the adoption of SAB 101, as amended, to have a material impact on our consolidated results of operations.

3.   Inventories
     -----------

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following:

                                                                     September 30, 2000   December 31, 1999
                                                                     ------------------   -----------------
                                                                                 (In thousands)
                                                                                  (Unaudited)
Finished goods.................................................           $ 35,792            $ 39,526
Work-in-process................................................             35,976              18,723
Raw materials..................................................            113,452             103,399
Other..........................................................              5,371               4,922
                                                                          --------            --------
  Total........................................................           $190,591            $166,570
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

Results of Operations
---------------------

                                                        Tons Billed                          Tons Billed
                                                     Three months ended                   Nine months ended
                                                       September 30,                        September 30,
                                                ---------------------------          ------------------------------
                                                  2000                1999             2000                1999
                                                --------           --------          --------           -----------
                                                                            (Unaudited)
Hot Rolled.............................          179,224            218,370            570,314            660,482
Cold Rolled............................           66,871             74,966            221,371            219,283
Galvanized.............................          164,732            148,377            482,439            392,875
ERW Pipe...............................           35,860             37,135            104,620             92,428
                                                 -------            -------          ---------          ---------
  Total................................          446,687            478,848          1,378,744          1,365,068
                                                 =======            =======          =========          =========

     Net sales. For the three month period ended September 30, 2000, our tons shipped decreased, however, our net sales increased compared to the same period in 1999, due to higher sales prices and a shift in our product mix to a higher proportion of cold rolled, galvanized and ERW pipe products. In the third quarter of 2000, cold rolled and galvanized billed tonnage represented 51.8% of all products sold, compared to 46.6% in the third quarter of 1999. After adjusting for our product mix, the average sales price for all products sold during the third quarter of 2000 was 6.8% greater than for the third quarter of 1999. Net sales increased $3,230,000, or 1.8%, from $183,566,000 for the three months ended September 30, 1999 to $186,796,000 for the three months ended September 30, 2000. Net sales for the nine month period ended September 30, 2000 increased compared to the same period in 1999, due to higher sales volumes, a shift in our product mix to a higher proportion of cold rolled, galvanized and ERW pipe products and higher sales prices. Year-to-date net sales increased $56,164,000, or 10.9%, from $514,824,000 for the nine months ended September 30,

1999 to $570,988,000 for the same period in 2000. Net billed tons decreased 32,161, or 6.7%, for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and year-to-date net billed tons increased 13,676, or 1.0%, from 1,365,068 for the nine months ended September 30, 1999 to 1,378,744 for the nine months ended September 30, 2000.

     Gross profit. Despite an increase in our average sales prices, our gross profit decreased as a result of an increase in our average raw material costs as well as in our utilities costs (primarily natural gas) and maintenance costs. The decrease in gross profit was offset by a shift in our product mix to a greater proportion of higher value-added products and an increase in our sales volume. Gross profit decreased $21,645,000, or 57.5%, from $37,631,000 for the three months ended September 30, 1999 to $15,986,000 for the three months ended September 30, 2000. Year-to-date gross profit increased $5,364,000, or 6.1%, from $88,038,000 for the nine months ended September 30, 1999 to $93,402,000 for the nine months ended September 30, 2000. Gross profit as a percentage of net sales decreased from 20.5% for the three months ended September 30, 1999 to 8.6% for the same period in 2000. Our year-to-date gross profit as a percentage of net sales also decreased from 17.1% for the nine months ended September 30, 1999 to 16.4% for the nine months ended September 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses decreased $752,000, or 9.9%, from $7,576,000 for the three months ended September 30, 1999 to $6,824,000 for the three months ended September 30, 2000. Our year-to-date SG&A expenses increased $1,410,000, or 6.2%, from $22,659,000 for the nine months ended September 30, 1999 to $24,069,000 for the same period in year 2000, primarily as a result of an increase in management performance compensation in the first quarter of 2000, as previously disclosed.

     Interest expense. Interest expense increased $838,000, or 21.0%, from $3,983,000 for the three months ended September 30, 1999 to $4,821,000 for the same period in 2000. Year-to-date interest expense increased $1,551,000, or 12.9%, from $12,069,000 for the nine months ended September 30, 1999 to $13,620,000 for the same period in 2000. Interest expense increased as a result of higher effective interest rates, which were partially offset by a decrease in our average outstanding debt. Interest expense figures are net of interest income and capitalized interest of $296,000 for the three months ended September 30, 1999 and $150,000 for the three months ended September 30, 2000. On a year-to-date basis, interest income and capitalized interest was $825,000 for the first nine months of 1999, compared to $544,000 for the first nine months of 2000.

     Income taxes. We recognized lower income tax expense in the third quarter of 2000 as a result of both lower income before tax and slightly lower effective tax rates for the third quarter compared to the same period of 1999. For the three-month period ended September 30, 2000, we recognized $2,091,000 in income tax expense, using a combined state and federal rate of 38.0%, which is lower than our year-to-date effective tax rate of 40.5% due to our utilization of the State Manufacturers' Investment Credit. For the same period last year we used a combined rate of 39.2%. Our year-to-date income tax expense was higher in year 2000 compared to the same period in 1999, as a result of both higher income before taxes and slightly higher effective tax rate. On a year-to-date basis we have recognized $23,561,000 in income tax expense in 2000, using a combined state and federal tax rate of 40.5%. For the same period last year we used a combined rate of 39.2%. The difference in rates between 1999 and 2000 is attributable to the state Manufacturers' Investment Credit.

     Net income. Net income decreased $12,752,000, or 78.9%, from $16,168,000 for the three months ended September 30, 1999 to $3,416,000 for the same period in 2000. Year-to-date net income increased $1,350,000, or 4.1%, from $33,220,000 for the nine months ended September 30, 1999 to $34,570,000 for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2000, we had $2,429,000 in cash and cash equivalents and approximately $29,000,000 in financing available under our credit facility. During the nine months ended September 30, 2000, cash flow from operations generated $20,626,000, which consisted of $34,570,000 in net income, $21,228,000 in depreciation and amortization expense and a net cash flow decrease of $34,384,000 due to changes in assets and liabilities. The majority of the net cash flow decrease was due to a $24,021,000 increase in inventories and a $11,143,000 decrease in accounts payable, offset by a $8,452,000 increase in income tax payable. Cash flow from investing activities during the nine months ended September 30, 2000 consisted predominately of $23,117,000 of capital expenditures. Cash flow from financing activities during the nine months ended September 30, 2000 consisted of net advances under our lines of credit of $12,000,000 and dividend payments to shareholders of $15,014,000, including a $3,000,000 interim dividend paid during the third quarter of 2000. During the nine months ended September 30, 2000, we paid $16,924,000 in interest, net of capitalized interest, which included $6,375,000 in interest paid on our 8.5% senior notes during the third quarter of 2000. During the nine months ended September 30, 2000, we also paid $15,109,000 in income taxes.

     In March 1999, we entered into a $130,000,000 five-year bank facility. Approximately $92,000,000 was outstanding under this facility as of September 30, 2000. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under our bank facility may be made at any time prior to the facility termination date, which is the earlier to occur of March 10, 2004 or the date that is 60 days prior to the maturity of our 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

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

     For fixed rate debt like our 8.5% senior notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt like our bank facility, changes in interest rates generally do not affect the fair value of the debt, but do affect earnings and cash flows. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was approximately 6.625% at September 30, 2000. Although $92.0 million was outstanding under this facility at September 30, 2000, we estimate that the average amount of debt outstanding under the facility for fiscal year 2000 will be approximately $80.0 million. Therefore, a one percentage point increase or decrease in interest rates would result in an increase or decrease in interest expense of $800,000 for the year.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number      Description
--------    --------------------------------------------------------------------
  3.1       Certificate of Incorporation of the Registrant as amended by
            Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of
            Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12,
            1988, with the Delaware Secretary of State, and, as amended by the
            Certificate of Ownership merging CSI Tubular Products, Inc. into the
            Registrant, filed with the Delaware Secretary of State on December
            20, 1993./(1)/

  3.2       Bylaws of the Registrant./(1)/
  4.1       Indenture dated as of April 6, 1999 between the Registrant and State
            Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009./(1)/

  4.2       Specimen Series B note (included in Exhibit 4.1)./(1)/

  4.3       Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce
            Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA),
            Inc. and Kawasaki Steel Corporation./(1)/

  10.17     Amendment to Supplemental Executive Retirement Plan, dated October
            10, 2000, between the Registrant and James E. Declusin.

  10.18     Supplemental Executive Retirement Plan, dated as of September 19,
            2000, between the Registrant and Brett J. Guge.

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

October 27, 2000

                       CALIFORNIA STEEL INDUSTRIES, INC.

                                   By: /s/ Vicente B. Wright
                                      ------------------------------------------

                                      Vicente B. Wright,
                                      Executive Vice President, Finance
                                      (Principal Financial and
                                      Accounting Officer)

Exhibit
Number       Description
--------    --------------------------------------------------------------------
  3.1       Certificate of Incorporation of the Registrant as amended by
            Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of
            Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12,
            1988, with the Delaware Secretary of State, and, as amended by the
            Certificate of Ownership merging CSI Tubular Products, Inc. into the
            Registrant, filed with the Delaware Secretary of State on December
            20, 1993./(1)/

  3.2       Bylaws of the Registrant./(1)/

  4.1       Indenture dated as of April 6, 1999 between the Registrant and State
            Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2% Senior Notes due April 6, 2009./(1)/

  4.2       Specimen Series B note (included in Exhibit 4.1)./(1)/

  4.3       Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce
            Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA),
            Inc. and Kawasaki Steel Corporation./(1)/

  10.17     Amendment to Supplemental Executive Retirement Plan, dated October
            10, 2000, between the Registrant and James E. Declusin.

  10.18     Supplemental Executive Retirement Plan, dated as of September 19,
            2000, between the Registrant and Brett J. Guge.

  27.1      Financial Data Schedule

_________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.