Form 10-K405
period 2000-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2001-03-29
CIK 751799

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

  For the fiscal year ended December 31, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from              to
                                 -----------     -----------

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

                                     None
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 26, 2001, there were 1,000 shares of the registrant's common stock, no par value, outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       CALIFORNIA STEEL INDUSTRIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                  For The Fiscal Year Ended December 31, 2000

                                                                           Page
                                                                           ----
 PART I..................................................................    1

 Item 1.  Business......................................................     1

 Item 2.  Properties....................................................    10

 Item 3.  Legal Proceedings.............................................    10

 Item 4.  Submission of Matters to a Vote of Security Holders...........    10

 PART II.................................................................   11

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.   Matters......................................................    11

 Item 6.  Selected Financial Data.......................................    11

          Management's Discussion and Analysis of Financial Condition
 Item 7.   and Results of Operations....................................    12

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....    17

 Item 8.  Consolidated Financial Statements and Supplementary Data......    18

          Changes in and Disagreements with Accountants on Accounting
 Item 9.   and Financial Disclosure.....................................    18

 PART III................................................................   19

 Item 10. Directors and Executive Officers of the Registrant............    19

 Item 11. Executive Compensation........................................    21

          Security Ownership of Certain Beneficial Owners and
 Item 12.  Management...................................................    24

 Item 13. Certain Relationships and Related Transactions................    24

 PART IV.................................................................   26

          Exhibits, Financial Statement Schedule, and Reports on Form 8-
 Item 14.  K............................................................    26

                                    PART I

Item 1. Business

   Statements of our belief in this section are based on our own internal studies or research, estimates of members of our senior sales management team, our knowledge of the industry or other information we have internally compiled.

Introduction

   We believe we are the leading producer of flat rolled steel in the western United States based on tonnage billed. We produce the widest range of flat rolled steel products in the region, including hot rolled, cold rolled and galvanized coil and sheet. We also produce electric resistance weld pipe. Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. Our principal market consists of the 11 states located west of the Rocky Mountains. We have four main competitors located in the western United States. Steel products are also supplied to the western United States via imports from foreign companies and from domestic suppliers. We believe our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships provide us with significant advantages over our competition.

Industry Overview

   The steel industry is highly cyclical in nature. It is influenced by a combination of factors including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and tariffs. Other factors including the failure to adapt to technological change, plant inefficiencies, high labor costs and fluctuating energy costs have affected the industry. Steel, regardless of product type, responds to forces of supply and demand, and prices have been volatile and have fluctuated in reaction to general and industry-specific economic conditions.

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

 Recent Industry Conditions

   In 2000, the United States steel industry entered into its second downward cycle in the last three years, characterized by excess supply and depressed prices. In 1998, the difficulties suffered by the industry were generally the result of increased quantities of lower-priced imports into the United States, triggered in large part by the Asian financial crisis. This past year, high import levels have continued. In addition, high inventory levels and a slowdown in domestic demand have resulted in lower steel sales and depressed average selling prices.

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

   In 1999, several U.S. steel producers also filed petitions seeking relief from foreign dumping of several other types of steel products including, but not limited to, cold rolled steel and electric resistance welded or ERW pipe. The International Trade Commission in mid-2000 ultimately rejected the trade case filed against imported cold rolled products. In response to a petition from the domestic ERW pipe industry, the President of the United States determined that the domestic ERW pipe industry was severely injured due to a surge in volume of imported ERW pipe. As a result, the President has imposed significant limits on the volume of imported ERW pipe for the next several years.

   In response to continued high volumes of imported steel imports in 2000, a second round of hot rolled trade cases were filed in late 2000 by a consortium of domestic steel producers, complementing the successful cases filed in 1999 against Japan, Brazil and Russia. The International Trade Commission has not yet reached a final determination on this second round of hot rolled trade cases. Other than the 1999 hot rolled trade cases, we have not participated in the steel industry trade actions.

   Despite aggressive trade actions, several steel companies in the United States have initiated bankruptcy proceedings over the last year. Liquidity concerns plague the industry in general and steel company valuations have been significantly depressed.

Products and Customers

   Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance weld (ERW) pipe. The following table sets forth our sales by product category as a percentage of total shipments for the periods indicated:

                                               Year Ended December 31,
                                            ---------------------------------
                                            2000   1999   1998   1997   1996
                                            -----  -----  -----  -----  -----
   Hot rolled coil and sheet...............  40.7%  47.3%  52.1%  58.0%  58.8%
   Cold rolled coil and sheet..............  16.1%  15.9%  15.1%  12.0%  12.2%
   Galvanized coil and sheet...............  35.6%  29.7%  24.4%  21.8%  22.2%
   ERW pipe................................   7.6%   7.1%   8.4%   8.2%   6.8%
                                            -----  -----  -----  -----  -----
     Total ................................   100%   100%   100%   100%   100%
                                            -----  -----  -----  -----  -----
   Total tons billed, excluding scrap (in
    thousands)............................. 1,753  1,803  1,614  1,625  1,563
                                            =====  =====  =====  =====  =====

   The western U.S. steel market is comprised of many consumers typically requiring small order sizes with a wide variety of metallurgical qualities and specifications. In contrast, the majority of other U.S. steel markets primarily depend on heavy-tonnage steel consumers like the automotive and durable goods manufacturing industries. We believe that the western United States' smaller and more diverse customer base helps balance pricing power between the consumer and the supplier. Instead of competing solely on price, we believe we benefit from having customers that place greater value on our competitive strengths, including integrated service, timeliness of delivery and ability to meet unique customer needs. We believe that we benefit from our strategic location in Fontana, California.

   We have approximately 300 active customers, with no single customer accounting for more than 6% of our 2000 sales. Our customers include service and processing centers, construction and building material companies, roofing and decking manufacturers, structural tubing concerns, oil and gas producers and distributors, wheel and rim manufacturers, packaging and container companies as well as various customers in other industries.

   We do not actively pursue sales in foreign markets and we make foreign sales only when they are economically advantageous to us. In 2000, we sold approximately 8,900 tons of steel product to customers in Mexico and Canada, which represented approximately 0.51% of our total 2000 tons billed.

   Hot rolled coil and sheet is our largest product category as measured by tons sold per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, shipping containers, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2000, we directed approximately 40.2% of our hot rolled production to outside sales and we further processed approximately 59.8% internally for our own higher-margin, value added product needs.

   Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, lighting fixtures, metal office furniture, water heaters, container manufacturers, tubing, appliances, galvanized containers and a variety of construction related products. In 2000, we directed approximately 35.0% of our cold rolled production to outside sales and we further processed approximately 65.0% internally for our own higher-margin, value added product needs.

   Galvanized coil and sheet is produced by adding a coating of zinc to cold rolled steel, and in some instances, to hot rolled steel, for additional corrosion resistance. We believe we offer the broadest range of thicknesses, widths and coatings of galvanized products in the western U.S. market. Applications for our galvanized coil product include tubing, drums, tanks, culvert and a variety of construction related products.

   We supply ERW pipe with diameters ranging from 4.5" to 16.0" in the western U.S. markets. The principal end-users of our ERW pipe production are oil and gas transmission companies. We also sell standard pipe to industrial accounts for load bearing and low-pressure applications.

Operations

 Modernization Program

   In 1999 we completed a six-year modernization program encompassing capital expenditures of approximately $250.0 million. We believe that these investments have strengthened our competitive position by reducing operating costs, broadening our product line, improving product quality and significantly increasing our throughput capacity of flat rolled steel products. We continued to make additional capital investments in 2000 that were designed to improve the efficiency of our cold rolled annealing processes and ensure continued reliability of our hot strip mill.

   The following table describes the primary investments made under our modernization program:

    Major Investment        Amount     Completion            Benefit
    ----------------     ------------- ----------            -------
                         (in millions)
 Continuous pickling
  line..................      $68         1994     .  Replaced two pickling
                                                      lines and increased
                                                      annual continuous
                                                      pickling capacity from
                                                      780,000 to 1.2 million
                                                      tons
                                                   .  Increased overall
                                                      efficiency, productivity
                                                      and product quality

 Five-stand cold rolling
  mill modernization....      $64         1997     .  Revamped five-stand cold
                                                      rolling mill and
                                                      increased throughput
                                                      capacity and improved
                                                      overall product quality
                                                   .  Increased maximum width
                                                      of coils produced from
                                                      42 inches to 62 inches,
                                                      allowing for a
                                                      commensurate increase in
                                                      coil weight from 18 to 35
                                                      tons (increased width
                                                      matches width capacity on
                                                      new continuous pickling
                                                      line)

 Reheat furnace.........      $28         1997     .  Walking beam furnace
                                                      substantially replaced
                                                      3 pusher furnaces
                                                   .  Reduced emissions from
                                                      reheating process and
                                                      decreased energy costs

 Second continuous
  galvanizing line......      $73         1998     .  Increased annual capacity
                                                      from 375,000 to
                                                      550,000 tons
                                                   .  Provided ability to
                                                      produce a broader product
                                                      range (we believe the
                                                      widest range in the
                                                      western United States)
                                                   .  Improved efficiency by
                                                      allowing each galvanizing
                                                      line to focus on either
                                                      high or low gauge product
                                                   .  Investment includes a
                                                      capital expenditure of
                                                      $38.5 million and an
                                                      operating lease of $34.5
                                                      million

 Coil handling system...      $14         1999     .  Reduced hot coil cooling
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

   The benefits of our modernization program were evident in 2000. For the first time in our history, higher-margin, valued added products exceeded 51% of our total products sold. Production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products.

Hot Strip Rolling and Finishing Mills

   We produce hot rolled coil and sheet from slab in our hot strip mill. A walking beam furnace reheats slab, directs it to a multi-stand rolling mill to reduce thickness and rolls it into coil. Equipped with an automatic gauge control system and technologically advanced computer controls, the hot strip mill currently possesses a throughput capacity of over 1.7 million tons annually and can produce hot rolled coil in gauges from 0.053 inches to 0.750 inches.

   The hot strip mill facility is primarily composed of the following:

  . a walking beam furnace with a capacity of 5,820 tons of slab per day supported by one pusher type reheat furnace that can be used to provide incremental production needs and increase capacity by 310 tons per day; and

  . the 86 inches mill which consists of five roughing stands, a scale breaker, six finishing stands and two downcoilers.

   In addition, the hot strip finishing lines are composed of the following:

  . an 80 inches coil slitter line that can trim product up to 0.375 inches in thickness and can be easily adjusted to meet a variety of customer-specified widths;

  .  one shear line using a synchronized flying shear;

  . a skin pass line that uses one 2-hi mill with 32 inches diameter x 86 inches rolls which is used for surface improvements; and

  . a build-up line that is used to increase coil sizes to customers specifications.

 Continuous Pickle Line

   We can further process hot rolled coil on the 62 inches continuous pickle line for direct sales to our customers or for our own cold rolling and galvanizing production. The continuous pickle line is a conventional horizontal design with a coil entry section, welder, hot water preheat tanks, acid tanks, water rinse, dryer, looper, side trimmer, coiler, oiling equipment and scale. The line, which was installed in 1994, can currently yield up to approximately
1.2 million tons per year.

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

   The cold rolled facility, with a current annual finished capacity of approximately 1.1 million tons, includes the following:

  .  a five-stand reduction mill;

  .  an electrolytic cleaning line; and

  .  nine single stack annealing furnaces.

   The five-stand reduction mill reduces pickled steel strip from a gauge range of 0.075 inches to 0.225 inches to a range of 0.010 inches to 0.172 inches in thickness, with a maximum width of 60 inches. The five-stand reduction mill was completely revamped in 1997. After cold reduction, coil is cleaned in a 200 feet to 1,000 feet per minute electrolytic cleaning line, producing smut-free steel which is then batch annealed before final production in the 609 temper mill, where the steel is tempered to specified finish and gauge.

   In year 2000, we initiated a capital improvement project to replace our existing Hydrogen/Nitrogen gas annealing units with new, state of the art, Hydrogen Annealing units. Phase I of this Batch Anneal-Hydrogen Annealing project was completed in August 2000, and included 8 bases. This process heats steel coils to annealing temperatures in a pure Hydrogen atmosphere, in comparison to the previous batch annealing process which used a Hydrogen/Nitrogen mixed gas (HNx) atmosphere. Phase II, with an additional 12 bases, is under construction now, and is scheduled to be completed in the third quarter of 2001. Hydrogen annealing provides higher productivity, improved product quality, and a reduction in utilities consumption compared to HNx annealing. When complete, the two phases combined will have an annual capacity of 360,000 tons of cold rolled annealed product per year.

 Galvanizing Mills

   Galvanized coil and sheet represent our highest margin, value added products, requiring the greatest degree of processing and quality controls. We produce galvanized sheet by taking cold rolled coils, and in some instances, hot rolled coils, heating it in an annealing furnace and dipping the coil, while still hot, into a pot of molten zinc. As the coil leaves the pot, coating controls insure product specifications match customer requirements. The steel's corrosion resistance makes it ideal for applications like air conditioning units, air ducts, metal ties, studs, siding, decking, roofing and culverts.

   With the addition of our second continuous galvanizing line that was placed in production in August 1998, we believe that our galvanizing facilities can produce the full range of coated steel. The combined theoretical capacity of our galvanizing lines is approximately 550,000 tons per year. However, in 2000 we achieved higher levels of productivity resulting in approximately 634,000 tons of galvanized steel production. The first continuous galvanizing line is horizontally configured and produces gauges from 0.012 inches to 0.174 inches. The second continuous galvanizing line is vertically configured and produces gauges from 0.010 inches to 0.060 inches.

 Electric Resistance Weld (ERW) Pipe Mill

   We produce ERW pipe by rollforming hot rolled skelp into a pipe shape, welding the edges together with a high frequency welder, annealing the weld and cutting the finished product to length on a continuous line. The ERW pipe may then undergo additional testing and/or finishing operations like hydrotesting and end beveling.

   The pipe mill produces pipe with outside diameters ranging from 4.5 inches to 16 inches and wall thickness ranging from 0.156 inches to 0.375 inches, with lengths available up to 63 feet without mid-weld. Process coating is available through local coating applicators, one of whom lease space on our property. The ERW pipe mill has a current capacity of approximately 150,000 tons per year.

 Semi-Finished Steel Slab and Suppliers

   Steel slab is a semi-finished steel product in rectangular form and is generally the first form taken by molten steel after it solidifies. The principal users of steel slab are steel producers or processors that roll slab into finished products like plate or coil.

   Historically, our raw material consumption costs have comprised approximately 70% of our cost of goods sold. We are the largest importer and the second largest purchaser of slab in the world. We purchase slab from a diverse group of foreign suppliers and one U.S. supplier to obtain high quality steel at low cost through reliable sources. Our foreign vendors are located in Mexico, Brazil, Australia, Japan, Slovakia, Russia, South Africa, China, and Venezuela.

   We typically make our slab purchases on a quarterly basis. As of December 31, 2000 we were committed, in the form of open purchase orders, to purchase approximately $35 million in steel slabs. In 1999, approximately 90% of our slab procurement needs were met with slab purchased under annual contracts, which was a departure from our traditional method of quarterly slab purchasing. This change resulted from an opportunity to assure slab suppliers with guaranteed volume in exchange for more attractive pricing. Opportunities to continue annual contract purchases diminished in the second half of 1999 and in 2000, no slab purchases were made under annual contracts. We do not anticipate similar opportunities to appear in 2001. We expect to continue to negotiate slab prices and volume with our traditional suppliers on a quarterly basis for our slab purchases in 2001.

   Although we are not reliant on any one single vendor, in 2000, we purchased approximately 27% of our slab from Ispat Mexicana de C. V. -Imexsa of Mexico and approximately 21% of our slab from Companhia Siderurgica de Tubarao of Brazil. Ispat Mexicana and Companhia Siderurgica de Tubarao are the only two steel facilities in the world dedicated solely to the production of steel slab. Each company currently does not possess production equipment beyond slab casting.

   We own 4% of the common stock of Companhia Siderurgica de Tubarao, which represents 1.5% of the total equity interest in Companhia Siderurgica de Tubarao. Companhia Siderurgica de Tubarao is a subsidiary of both Companhia Vale do Rio Doce and Kawasaki Steel Corporation, our stockholders' parent companies. All slab purchases with our parent or affiliated companies are negotiated on an "arm's length" basis and in accordance with market conditions.

   We negotiate directly with a variety of shipping companies to deliver our slab directly to the Port of Los Angeles. We also charter vessels from Seamar Shipping Corporation, a subsidiary of Companhia Vale do Rio Doce. The vessels are loaded following a specific stowage plan that we develop. The plan ensures high productivity rates at both the loading and unloading sites. Our agents are on site for the loading of each shipment. After unloading, the slab is transported to our facility by rail using the services of Burlington Northern Santa Fe Railroad. In January 2001, we extended our long-term contract with Burlington Northern Santa Fe Railroad through December 2013. This agreement provides us with transportation services at fixed rates and ensures us a dedicated level of rail availability through the term of the agreement. Additionally, Burlington Northern Santa Fe Railroad will utilize new rail cars designed specifically to transport steel slab. We believe this will greatly improve the efficiency and safety of steel slab transportation through our community.

   Under an agreement that we have entered into with our two shareholders, we have agreed to continuously purchase slabs from Companhia Siderurgica de Tubarao as raw material for our operations according to basic terms and conditions we agree upon from time to time. In addition, our stockholders have agreed to maintain the existing contracts between us and Companhia Siderurgica de Tubarao and Seamar Shipping Corporation in accordance with their respective terms and conditions.

   We believe that our integrated slab procurement system allows us to manage our slab inventory levels, ensuring optimal tonnage levels as well as the slab quality necessary to meet our customers' order specifications. As of December 2000, we had what we believed to be firm backlog orders of approximately 120,000 tons. Based on our average sales price at that time, the backlog value was approximately $48,000,000. As of December 1999, we had what we believed to be firm backlog orders of approximately 248,000 tons. Based on our average sales price at that time, the backlog value was approximately $95,000,000.

Marketing and Customer Service

   We believe that we provide the highest level of customer service and product support in the western U.S. market. Our emphasis on customer service and product quality has enabled us to establish long-standing relationships with our customers. Our relationships with 90% of our top 30 customers extend beyond 10 years. We attribute this customer loyalty, in large part, to the successful execution of our marketing strategies to provide a broad range of products; to provide consistent service and reliable product availability; and to provide ancillary, value added services.

   We are the only producer of flat rolled steel products located in the western United States which can supply hot rolled, cold rolled and galvanized coil and sheet. We also produce ERW pipe in diameters ranging from 4.5 inches to
16.0 inches. We believe that we are well equipped to provide "one-stop shopping" for our customers and we believe that this maximizes sales opportunities and increases the convenience and value of the service we provide to customers. We will continue to invest in the quality of our products across all product lines, allowing us to market ourselves as a full-service provider of flat rolled steel in the region.

   Our location in southern California not only gives us a significant freight cost advantage over our competitors, but also allows us to provide a more service-oriented approach to our customers. Our operating structure allows us to respond quickly to changes in the timing of customer requirements, adjust schedules, source stock inventory and meet specialized shipping needs. Our ability to deliver made-to-order products in a timely manner allows our customers to maximize their inventory turns and meet production targets. By maintaining a regional focus, we believe that we can most effectively service our customers and achieve our goal of increasing market share in higher margin value added products.

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

Competition

   The steel industry is cyclical in nature and highly competitive. We compete with domestic and foreign steel producers on the basis of customer service, product quality and price. The domestic steel industry has been adversely affected in recent years by high levels of steel imports, worldwide production overcapacity, increased domestic and international competition, rising energy costs and other factors. We believe that the competitive landscape within the steel industry will continue to evolve, especially as new technologies and production methods are introduced. We believe that because of our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships, we are well positioned to meet competitive threats. However, some of our competitors are larger and may have substantially greater capital resources, more modern technology and lower labor and raw material costs than us, as well as excess production capacity in some products and could exert downward pressure on prices for some of our products in the future.

   We are also subject to general economic trends and conditions, such as the presence or absence of sustained economic growth and currency exchange rates. We are particularly sensitive to trends in the construction, agriculture, oil and gas and gas transmission industries, because these industries are significant markets for our steel products. If there were a downturn in one or more of these industries, our sales volume and prices could be adversely affected.

 U.S. Competition

   We compete with western U.S. based producers of steel sheet products, including steel processors, one integrated producer and, to a lesser extent, service centers. Historically, high transportation costs have deterred midwestern steel manufacturers from accessing the western U.S. market. Many of our competitors have invested in new plants and equipment, that have improved their product quality and increased their production efficiencies. In the hot rolled segment, our principal domestic competitor is Geneva Steel, located in Provo, Utah. UPI, located in Pittsburg, California, is our principal competitor in galvanized and cold rolled products. We also compete in the galvanized market with Steelscape Inc. (formerly known as BHP Coated Steel Corporation) with two facilities, one located in Kalama, Washington, and the other in Rancho Cucamonga, California and MSC Pinole-Point Steel, located in Richmond, California.

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

 Foreign Competition

   Foreign steel producers consistently compete in the western United States steel market in all of our product categories. Since the fourth quarter of 1997, we have experienced increased competition from importers primarily within the hot rolled product sector. Foreign competition within the cold rolled product sector increased during 2000 following the failure of trade suits initiated by certain U.S. steel companies earlier in the year. Although imported steel has relatively long lead times to reach the western U.S. market, economic and currency dislocations in foreign markets encourage many importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies. Existing trade laws and regulations may not be adequate to prevent unfair trade practices concerning steel imports that could pose increasing problems for us and the domestic steel industry in general.

Employee Relations

   At December 31, 2000, we had 973 full-time employees. We have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

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

  .  our ability to control costs and maintain quality,

  .  future expenditures for capital projects,

  . volatility of energy costs as well as the viability of the electrical power distribution system within the state of California, and

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

Environmental Matters

   Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state, and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and solid and hazardous waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $3.2 million in 1997, $2.3 million in 1998, $1.1 million in 1999 and $0.9 million in 2000. We plan to spend approximately $2.2 million in 2001, with the largest component representing investigation activities at our Fontana site.

   In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control. This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we are conducting an investigation of potential soil contamination at approximately 28 areas of concern at our facility in Fontana, California. We are unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation and remedial feasibility study is expected to be completed in 2001. There can be no guarantee that these expenditures will not have a material adverse effect on our financial condition or results of operations. At December 31, 2000, we accrued $700,000 for the remedial action feasibility study, which is expected to be completed during 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Not applicable.

Item 6. Selected Financial Data

   The selected consolidated financial information presented below as of and for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996 has been derived from our audited consolidated financial statements. Except for the fiscal years ended December 31, 1996 and 1997 these consolidated financial statements are contained elsewhere in this Form 10-K. The following selected consolidated financial information is qualified by reference to, and should be read in conjunction with the historical consolidated financial statements, including notes accompanying them and "Management's Discussion and Analysis of Financial Condition and Results of Operations" found elsewhere in this Form 10-K.

                                        Year Ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                         (dollars in thousands)
Income Statement Data(1):
Net sales...................  $720,900  $687,050  $673,439  $722,458  $694,444
Cost of sales...............   616,638   564,889   603,613   638,159   591,672
Gross profit................   104,262   122,161    69,826    84,299   102,772
Selling, general and
 administrative expenses....    32,185    29,946    28,626    27,088    26,215
Income from operations......    72,077    92,215    41,200    57,211    76,557
Interest expense, net.......   (18,756)  (16,345)  (16,954)  (13,977)  (10,145)
Income before income taxes..    56,138    77,027    26,816    44,316    67,725
Net income..................    34,845    46,847    19,800    28,792    39,403

EBITDA, as adjusted Data(2):
Income before income taxes..  $ 56,138  $ 77,027  $ 26,816  $ 44,316  $ 67,725
Interest expense ...........    18,756    16,345    16,954    13,977    10,145
Excluding (gain) loss of
 fixed assets...............       (28)      (13)      308     1,054     2,518
Depreciation and
 amortization...............    28,852    26,331    26,659    24,374    18,844
                              --------  --------  --------  --------  --------
EBITDA, as adjusted.........  $103,718  $119,690  $ 70,737  $ 83,721  $ 99,232
                              --------  --------  --------  --------  --------
EBITDA, as adjusted margin..      14.4%     17.4%     10.5%     11.6%     14.3%

Other Data:
Operating margin............      10.0%     13.4%      6.1%      7.9%     11.0%
Cash flows provided by
 operating activities.......    34,594    72,287    63,456    57,211    66,503
Cash flows used in investing
 activities.................   (33,936)  (37,321)  (49,335)  (57,954)  (82,300)
Cash flows (used in)
 provided by financing
 Activities.................    (6,015)  (39,029)  (12,502)    1,067    15,623
Capital expenditures........  $ 33,995  $ 37,397  $ 49,354  $ 58,296  $ 50,421
Total tons billed, excluding
 scrap (in thousands).......     1,753     1,803     1,614     1,625     1,563
Number of employees at end
 of period..................       973       952       976       945       923
Man hours per ton produced..      1.18      1.18      1.29       1.3       1.3

Selected Ratios:
Ratio of earnings to fixed
 charges(3).................      3.8x      5.3x      2.3x      3.6x      6.3x
Ratio of EBITDA, as adjusted
 to interest expense, net ..      5.5x      7.3x      4.2x      6.0x      9.8x

                                                  As of December 31,
                                        ---------------------------------------
                                         2000    1999    1998    1997    1996
                                        ------- ------- ------- ------- -------
                                                    (in thousands)
Balance Sheet Data:
Cash and cash equivalents.............  $ 2,542 $ 7,899 $11,962 $10,343 $10,019
Property, plant and equipment, net....  268,429 262,696 251,163 228,795 194,615
Total assets..........................  602,158 552,805 533,606 500,151 491,931
Total long-term debt including current
 portion and notes payable to banks...  239,000 230,000 243,700 241,900 213,500
Total stockholders' equity(1).........  236,909 217,079 190,272 184,774 183,315

--------
(1) During the fourth quarter of 1999, we changed our inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out
    (FIFO) method. We believe that the accounting change is preferable primarily because under the then-existing economic environment of low inflation, the change to FIFO would result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by accounting principles generally accepted in the United States of America. The accounting change decreased net income for 1996 by $1,263,000, decreased net income for 1997 by $1,979,000, decreased net income for 1998 by $9,295,000 and decreased net income for 1999 by $6,276,000, net of applicable income taxes, due principally to the effect of LIFO allowance liquidations.

(2) EBITDA, as adjusted represents income before income taxes, gain/loss on sale of fixed assets, plus net interest expense, depreciation and amortization. EBITDA, as adjusted is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings as indicative of operating performance. EBITDA, as adjusted is included because we believe that investors find it a useful tool for measuring our ability to service our debt. EBITDA, as adjusted is not necessarily comparable to similarly titled measures reported by other companies.

(3) For the purpose of determining the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, minus capitalized interest. Fixed charges consist of interest expensed and capitalized, an estimate of the interest within rental expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

   From our site in Fontana, California, we produce flat rolled steel products: hot rolled, cold rolled, galvanized as well as ERW pipe, with a current annual finished shipment capability of approximately 1.8 million tons. We service a broad range of customers with applications that include pipe and tubing, heating, ventilating and air conditioning, strapping, drums, steel wheels, culverts and a variety of construction related products.

   In 1993, we began a modernization program of approximately $250.0 million to be spent over a six year period. In 1999, we completed these capital expenditures originally contemplated under our modernization program. In 2000, we spent approximately $34.0 million on our new capital projects. We believe these investments have strengthened our competitive position by reducing operating costs, broadening our product line, improving product quality and significantly increasing throughput capacity. Our tons billed in 2000 were 1,753,000 compared to 953,000 tons billed in 1992. Hot rolled tons billed increased 221,000 tons and accounted for 27.6% of the volume gains during this period. Cold rolled tons billed increased 143,000 tons, or 17.9%, galvanized tons billed increased 371,000, or 46.4% and ERW pipe tons billed increased 65,000 tons or 8.1%.

   We ship our products by truck and rail to manufacturers, contractors and distributors primarily in the 11 states west of the Rocky Mountains. We generally sell our products free on board (FOB), shipping point, and title is passed when products are loaded for shipment. We recognize revenue from product sales when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB, shipping point, revenue is recognized at the time of shipment. For products shipped FOB destination, revenue is recognized at the time of delivery. Our revenue is dependent on the volume, product mix and sales prices of our products. General economic conditions as well as the supply and demand of steel products within our market influence sales prices. We generally set our sales prices quarterly and we maintain no long-term sales agreements.

   Cost of goods sold consists primarily of raw materials, labor, natural gas, electricity, depreciation and zinc costs. Raw material costs have historically comprised approximately 70% of our cost of goods sold. Our slab unit cost in 2000 was higher compared to 1999 but still lower than in years prior to 1999. Our slab unit cost was significantly lower in 1999 compared to previous years.

   We generally purchase steel slab in boatload quantities. Imported slab arrives on chartered vessels in the Port of Los Angeles and is transported by rail to our Fontana facility. We generally purchase steel slab on open negotiated payment terms. Steel slab consumption costs include the FOB value of steel slab, quality extras, ocean transportation, rail freight, duties, unloading, insurance and handling costs. Historically, we negotiate slab FOB prices quarterly and other rates through contracts of varying lengths. In 1999, however, approximately 90% of our slab procurement needs were met with slab purchased under one year purchase contracts. We changed from our traditional method of slab purchasing when an opportunity was recognized to assure slab suppliers with guaranteed volume in exchange for attractive pricing. Opportunities to continue annual contract purchases diminished in the second half of 1999 and we returned to our practice of negotiating slab prices on a quarterly basis for year 2000. Our purchasing power and extensive knowledge of the worldwide slab market continues to provide us with the opportunity to negotiate with slab suppliers on terms that we believe are favorable to us. We will continue to actively manage slab procurement to minimize costs and may opportunistically purchase slab in the future.

   We use zinc in the production of our galvanized products. We currently purchase zinc from several suppliers. Zinc is purchased on a monthly basis and is priced using a formula tied to the London Metals Exchange zinc index. In the past, we have managed our purchase price of zinc by entering into contracts to lock in favorable prices and may continue to do so in the future.

   We purchase natural gas and electricity from local vendors active in the California market. The unit price we pay for natural gas is based on a formula tied to published indices and the unit price we pay for electricity is based on market prices.

   In 1998, the State of California partially deregulated the electricity market. During 2000, the availability of electricity was significantly impaired as a consequence of high spot prices for electricity, increasing debt burdens of electric utility companies, and lack of available electricity to meet demand. However, unit prices for electricity passed through to end-users have not been materially affected because the laws enacting deregulation fixed the price utility companies could charge consumers.

   As an "interruptible" purchaser of electricity, the crisis in California forced us to interrupt production 14 times during 2000. We were also subject to electricity surcharges of approximately $600,000 for consuming more electricity during the interruption periods than our contract allowed. Subsequent to December 31, 2000 the state of California's Public Utilities Commission effectively cancelled the interruptible rate program. Additionally, the state of California has taken significant steps to ensure reliable electricity availability in the future. As a consequence of the electricity crisis we expect our unit price of electricity to increase at least $0.01 per kilowatt in 2001. Based on our average electricity consumption of approximately 26.2 million kilowatts per month in 2000, we may expect to incur an increased cost for electricity of approximately $3.1 million in 2001.

   We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. Any such interruption in our ability to continue operations at our facilities could harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

   We have experienced increasing natural gas costs for most of 2000. At December 31, 2000, natural gas prices were approximately triple those of a year earlier. Our average cost of natural gas in 1999 was approximately $3.00 per Million British Thermal Unit or MMBTU. Our natural gas costs escalated throughout 2000, peaking in December at approximately $11.60 per MMBTU. Additionally, we believe the transportation cost of natural gas from wellhead to the state of California have been influenced by the state's electricity crisis, further increasing the overall cost of natural gas. As opportunities arise we will seek to mitigate the volatility of commodity natural gas prices at reasonable costs.

   During 2000, rising natural gas prices negatively affected our profitability. Subsequent to December 31, 2000, natural gas prices continued to rise, further threatening our profitability. In March 2001 we elected to enter into a natural gas swap transaction with a third party whereby we would pay a fixed rate per MMBTU of natural gas and the third party would pay us an index based rate per MMBTU of natural gas. The contract period is effective March 2001 and continues through August 2002 and represents a substantial portion of our natural gas volume requirements.

   Selling, general and administrative expenses consist primarily of sales and labor, various administrative expenses, and shipping costs. Labor costs comprise approximately 45% of selling, general and administrative expenses.

Results of Operations

                                                            Tons Billed
                                                   -----------------------------
                                                      Year Ended December 31,
                                                   -----------------------------
                                                     2000      1999      1998
                                                   --------- --------- ---------
   Hot Rolled.....................................   712,717   853,539   841,275
   Cold Rolled....................................   282,418   287,371   242,908
   Galvanized.....................................   623,782   534,861   394,100
   ERW pipe.......................................   134,177   127,599   135,753
                                                   --------- --------- ---------
     Total (excluding scrap)...................... 1,753,094 1,803,370 1,614,036
                                                   ========= ========= =========

   During the fourth quarter of 1999, we changed our inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. We believe that the accounting change is preferable primarily because under the then-existing economic environment of low inflation, the change to FIFO would result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by accounting principles generally accepted in the United States of America. The accounting change decreased net income for 1998 by $9,295,000 and decreased net income for 1999 by $6,276,000, net of applicable income taxes, due principally to the effect of LIFO allowance liquidations.

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Net sales. For the year ended December 31, 2000 net sales were $720,900,000. This was a $33,850,000, or 4.9% increase from the $687,050,000 net sales generated for the year ended December 31, 1999. The year over year increase is attributable to an increase in sales unit price and a better product mix partially offset by lower volume. In 2000, we sold 1,753,094 net tons compared to 1,803,370 net tons of steel in 1999, excluding steel scrap, a decrease of 50,276 net tons. This 2.8% decrease in tonnage sold resulted in a decrease of approximately $18,974,000 in net sales. In 2000, we sold more cold rolled and galvanized steel as a percentage of total products than in 1999. This improved product mix contributed an additional $19,138,000 to net sales. Unit prices, after adjusting for product mix, increased year over year impacting net sales by approximately $35,967,000.

   Gross profit. Gross profit decreased $17,899,000, or 14.7%, from $122,161,000 for the year ended December 31, 1999 to $104,262,000 for the year ended December 31, 2000. Gross profit as a percentage of net sales decreased from 17.8% in 1999 to 14.5% in 2000. Our gross profit decreased as a result of
(1) steel slab cost increases, (2) increases in utility (natural gas) costs, and (3) lower sales volumes.

   Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses increased $2,239,000, or 7.5%, from $29,946,000 for the year ended December 31, 1999 to $32,185,000 for the year ended December 31, 2000. SG&A expenses as a percentage of net sales remained comparable at 4.5% and 4.4% for the years ended December 31, 2000 and 1999, respectively. Management performance compensation was the largest single contributing factor to this increase.

   Equity in income of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the year ended December 31, 2000, we recognized income of $909,000 from our investment in Companhia Siderurgica de Tubarao, which consists of our pro-rata share of Companhia Siderurgica de Tubarao's income, and $1,320,000 of amortized negative goodwill. Companhia Siderurgica de Tubarao is a publicly traded Brazilian company engaged in the production of steel slab. Approximately 90% of Companhia Siderurgica de Tubarao's products are exported outside of Brazil and sold predominantly in U.S. dollars. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates. For the year ended December 31, 1999, we recognized income of $75,000, including amortization of negative goodwill, from our investment in Companhia Siderurgica de Tubarao.

   Net Interest expense. Net interest expense increased $2,411,000, or 14.8%, from $16,345,000 for the year ended December 31, 1999 to $18,756,000 for the year ended December 31, 2000. The increase in interest expense in 2000 is attributable to higher average loan balances and higher interest rates in 2000 compared to 1999. Interest expense figures are net of interest income and capitalized interest of $1,046,000 in 1999 and $621,000 in 2000.

   Income taxes. Income taxes decreased $8,887,000 from $30,180,000 for the year ended December 31, 1999 to $21,293,000 for the year ended December 31, 2000. The effective tax rate for 1999 was 39.2% compared to an effective tax rate of 37.9% in 2000. Income tax expense is net of state manufacturing investment credit of $1,050,000 in 1999 and $1,886,000 in 2000.

   Net income. Net income for the year ended December 31, 2000 was $34,845,000. This was $12,002,000, or 25.6%, lower than the net income of $46,847,000 for the year ended December 31, 1999.

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

   Gross profit. Gross profit increased $52,335,000, or 75.0%, from $69,826,000 for the year ended December 31, 1998 to $122,161,000 for the year ended December 31, 1999. Gross profit as a percentage of net sales increased from 10.4% in 1998 to 17.8% in 1999. Our gross profit increased as a result of
(1) our slab costs decreasing at a faster rate than our sales prices, (2) higher sales volumes, and (3) a product mix that included more of the higher value added galvanized products.

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

   Equity in income (loss) of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the year ended December 31, 1999, we recognized a $1,125,000 loss from our investment in Companhia Siderurgica de Tubarao, which consists of our pro-rata share of Companhia Siderurgica de Tubarao's loss, offset by $1,200,000 of amortized negative goodwill. Companhia Siderurgica de Tubarao is a publicly-traded Brazilian company engaged in the production of steel slab. Approximately 90% of Companhia Siderurgica de Tubarao's products are exported outside of Brazil and sold predominantly in U.S. dollars. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates. For the year ended December 31, 1998, we recognized income of $1,932,000, including amortization of negative goodwill, from our investment in Companhia Siderurgica de Tubarao.

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

Liquidity and Capital Resources

   On March 10, 1999, we entered into a $130,000,000 five-year bank facility of which $89,000,000 was outstanding as of December 31, 2000. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. The termination date is the earlier to occur of March 10, 2004 or the date that is 60 days prior to the maturity of our 8.5% senior notes. Advances may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

   On April 6, 1999, we issued an aggregate of $150,000,000 of ten-year, 8.5% senior unsecured notes. Interest is payable on the notes on April 1 and October 1 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after April 1, 2004. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends on, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain of our subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries on a consolidated basis.

   In 1999, the proceeds from the notes were used to permanently repay outstanding bank debt under a $10,000,000 term loan provided by The Dai-Ichi Kangyo Bank, Netherlands, and a $50,000,000 revolving credit facility and an $80,000,000 term loan, both provided by a syndicate of institutions led by the Industrial Bank of Japan, Ltd., Los Angeles Agency.

   At December 31, 2000, we had $2,542,000 in cash and cash equivalents and $21,648,000 available under our bank facility. During the year ended December 31, 2000, cash flows from operations generated $34,594,000, which consisted of $34,845,000 in net income, $28,852,000 in depreciation and amortization expense and a net cash flow decrease of $27,725,000 due to changes in assets and liabilities. The majority of changes in assets and liabilities were due to a $52,009,000 increase in inventories, a $8,868,000 decrease in accounts receivable, a $10,801,000 increase in accounts payable and a $8,805,000 increase in deferred income taxes. Cash flows from investing activities during the year ended December 31, 2000 consisted predominately of $33,995,000 of capital expenditures. Cash flows from financing activities during the year ended December 31, 2000 consisted primarily of additional borrowings under our bank facility in the amount of $9,000,000 and a dividend payment of $15,015,000.

   We currently have approximately $16,881,000 in material commitments for capital investments expected to be completed during fiscal 2001. At December 31, 2000 there were approximately 52 open capital projects designed to maintain or enhance operational performance.

   We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2001.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   We are exposed to market risks related to fluctuations in interest rates on our senior notes and on our $130 million floating rate bank facility. During fiscal year 2000, we did not use interest rate swaps or other types of derivative financial instruments.

   For fixed rate debt like the senior notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt like our bank facility, changes in interest rates generally do not affect the fair value of the debt, but do affect earnings and cash flow. We do not have an obligation to repay our senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on the 8 1/2% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8 1/2% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was 6.56% at December 31, 2000. We estimate that the average amount of debt outstanding under the facility for fiscal year 2001 will be $80.0 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $800,000 for the year.

   We do not believe that the future market rate risk related to the senior notes and the floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

   Historically, we have been exposed to market risks related to the volatility of natural gas prices. We generally purchase natural gas on an annual contract basis from a physical supplier active in the California market. The price we pay for natural gas is tied to an index typically used in the industry for natural gas purchases.

   During 2000 rising natural gas prices negatively affected our profitability. Subsequent to December 31, 2000, natural gas prices continued to rise, further threatening our profitability. In March 2001 we elected to enter into a natural gas swap transaction with a third party whereby we would pay a fixed rate per MMBTU of natural gas and the third party would pay us an index based rate per MMBTU of natural gas. The contract period is effective March 2001 and continues through August 2002 and represents a substantial portion of our natural gas volume requirements.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard has not had a material impact on our financial position, results of operations or liquidity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The following table sets forth our Directors and executive officers as of December 31, 2000. All Directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their terms expire and their successors are duly chosen and qualified.

                Name               Age                        Position
                ----               ---                        --------
   Tatsuhiko Hamamoto.............  60 Chairman of the Board of Directors
   Francisco Povoa................  51 Director
   Toshihiro Kabasawa.............  46 Director
   Armando de Oliveira Santos       50 Director
    Neto..........................
   C. Lourenco Goncalves..........  42 President and Chief Executive Officer
   Junsuke Takasaki...............  51 Executive Vice President, Operations
   Vicente Wright.................  48 Executive Vice President, Finance
   James Wilson...................  52 Vice President, Sales
   Brett Guge.....................  46 Vice President, Administration and Corporate Secretary

   Tatsuhiko Hamamoto has served as Chairman of the Board of Directors since July 1998. From 1995 to 1998, Mr. Hamamoto was Corporate Auditor on the Board of Kawasaki Steel Corporation. From 1993 to 1995, Mr. Hamamoto was Executive Vice President of KLI, a leasing company. From 1990 to 1992, Mr. Hamamoto served as Vice President, Technology and Finance at Armco Steel. From 1987 to 1989, Mr. Hamamoto was General Manager of the Overseas Steel Business Department at Kawasaki Steel Corporation and our Executive Vice President. He graduated from Kobe University with a Bachelor of Arts Degree in Economics.

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

   Toshihiro Kabasawa has served as a Director since July 2000. He has been employed by Kawasaki Steel Corporation since 1977 where he has held positions as Human Development Manager, Organization & Systems Manager, Steel Business Planning Manager, and Manager of Overseas Business in Corporate Planning Department. He graduated from Tokyo University with a Bachelor's Degree in Law.

   Armando de Oliveira Santos Neto has been a member of the Board since July 2000. He has been employed by Companhia Vale do Rio Doce (CVRD) since 1970. He currently is the President of Rio Doce America Inc. (USA), a subsidiary of CVRD. Previously he has held the positions of Commercial Director of the CVRD Group, Executive Director--Iron Ore Division of CVRD and General Sales Manager. He graduated from the Engineering School of the Federal University of Espirito Santo in Civil Engineering.

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

   James Wilson has served as Vice President, Sales since November 2000. He has been employed by California Steel Industries since 1984 holding the positions of Manager, Galvanized Products and Manager, Cold Rolled Products. Prior to joining California Steel Industries, he worked in various segments of the metals industry, including J.T. Ryerson & Sons, a service center, and in manufacturing. He graduated from the University of California, Berkeley, with a Bachelor of Science degree in Industrial Engineering.

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

Board Committees

   Our Board of Directors has a Compensation Committee and an Operations and Finance Committee. The Compensation Committee is comprised of four members:
Director Tatsuhiko Hamamoto, Director Francisco Povoa, Mr. Yasutaka Kumeda of Kawasaki Steel Corporation and Ms. Carla Grasso of Companhia Vale do Rio Doce. The Compensation Committee met twice during 2000. The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

   The Operations and Finance Committee is comprised of four members including Directors Armando de Oliveira Santos Neto and Toshihiro Kabasawa, Ms. Gloria Serra of Companhia Vale do Rio Doce and Mr. Yunosuke Maki of Kawasaki Steel Corporation. This committee met twice during 2000. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

Director Compensation

   For their service as our Directors for fiscal year 2000, all Directors, except the Chairman, received $3,000 per month and committee members received $1,000 per month, each payable on a monthly basis. Mr. Hamamoto, Chairman of the Board of Directors, is paid a salary of $324,000 as our employee. In addition to his salary, he received $286,000 in bonus and $10,500 in matching contributions to his account in our 401(k) Plan.

Item 11. Executive Compensation

   The following summary compensation table sets forth information regarding compensation earned in the fiscal years ended December 31, 2000 and 1999 by our Chief Executive Officer and each of our other four most highly compensated executive officers whose salary and bonus exceeded $100,000 in the 2000 fiscal year.

                          Summary Compensation Table

                                                               Long-Term
                                 Annual Compensation          Compensation
                         -----------------------------------  ------------
   Name and Principal                           Other Annual                All Other
        Position         Year  Salary   Bonus   Compensation  LTIP Payouts Compensation
   ------------------    ---- -------- -------- ------------  ------------ ------------
C. Lourenco Goncalves... 2000 $324,000 $286,000   $183,997(1)      --        $10,381(2)
 President and Chief     1999 $310,000 $127,284   $ 49,521(3)      --        $ 7,470(2)
  Executive Officer
James E. Declusin(4).... 2000 $270,000 $236,000        -- (5)      --        $10,283(2)
 Senior Executive Vice   1999 $282,000 $109,315        -- (5)      --        $ 7,884(2)
  President, Commercial
Vicente Wright.......... 2000 $209,000 $149,000   $135,387(6)      --        $ 8,812(2)
 Executive Vice          1999 $190,000 $ 87,404   $ 62,509(7)      --        $ 8,237(2)
  President,
  Finance
Junsuke Takasaki........ 2000 $209,000 $163,000        -- (5)      --        $ 8,812(2)
 Executive Vice          1999 $190,000 $ 59,771        -- (5)      --        $ 8,237(2)
  President, Operations
Brett Guge.............. 2000 $167,000 $127,000        -- (5)      --        $ 8,360(2)
 Vice President          1999 $160,000 $ 85,115        -- (5)      --        $ 7,785(2)
  Administration &
  Corporate Secretary

--------
(1) Represents $10,734 in car allowance and $173,263 in personal and family medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(2) Represents matching contributions made to the executive's account in our 401(k) plan.

(3) Represents $9,250 in car allowance and $40,271 in personal and family medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(4) Mr. Declusin retired on October 31, 2000.

(5) Executive received perquisites that are not disclosed here in accordance with SEC regulations because the value of such perquisites is less than the lesser of $50,000 or 10% of the executive's total salary and bonus.

(6) Represents $10,729 in car allowance and $124,658 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(7) Represents $9,250 in car allowance and $53,259 medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

Supplemental Executive Retirement Plans and Separation Agreement

   On August 7, 1998, we entered into a Supplemental Executive Retirement Plan with James E. Declusin, ex-Senior Executive Vice President, Commercial. The plan reduced Mr. Declusin's annual base salary effective July 1, 1998 from $360,000 to $282,000, based on reassignment from his position of Chief Operating Officer, and granted him retirement payments in order to induce him to remain in our employ. In addition, upon Mr. Declusin's retirement on October 31, 2000, Mr. Declusin will be paid a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us, limited to 16 years, multiplied by his average annual compensation, multiplied by a vested percent and which increases to 100% if Mr. Declusin continuously remains employed by us on October 30, 2000. Mr. Declusin retired on October 31, 2000. Upon his retirement he elected to receive the net present value of his total retirement package and on November 6, 2000, he was paid $2,059,270 as his full retirement package under this agreement.

   On September 19, 2000, we entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Vice President, Administration and Secretary, intended to induce Mr. Guge to remain in our employ. Upon his retirement, we are obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. At
December 31, 2000, he was vested 4% under this agreement.

Shareholders' Agreement

   We are owned 50% by Kawasaki Steel Holdings (USA), Inc., a Delaware corporation and a subsidiary of Kawasaki Steel Corporation, a Japanese corporation, and 50% by Rio Doce Limited, a New York corporation and a subsidiary of Companhia Vale do Rio Doce, a Brazilian corporation. Our two stockholders entered into a Shareholders' Agreement dated June 27, 1995, replacing a Shareholders' Agreement dated June 1, 1987. According to the Shareholders' Agreement, the stockholders agreed to subscribe for additional shares of our stock in proportion to their respective ownership if any new stock is issued, and increases in our capital stock from time to time shall be allocated between our common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of our common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders' Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

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

   Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $10,500 for 2000. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the first 4% of the participant's deferral under the 401(k) Plan each year and 50% of the next 2% of the participant's deferral under the 401(k) Plan each year. Each plan year we may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant's account based on the participant's compensation for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Profit-Sharing Plan

   We maintain a profit sharing plan under which bonuses are awarded based on a pool amount, equal to 8% of our income before taxes excluding gain or loss on disposition of fixed assets and the results of Companhia Siderurgica de Tubarao. The basis for determining the profit sharing pool is subject to review and approval of our Board of Directors. The employee's share in the pool amount is based on his or her length of service with us during the profit sharing period. Employees who voluntarily terminate their employment for reasons others than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award.

Compensation Committee Interlocks and Inside Participation

   Francisco Povoa, Yatsutaka Kumeda, Carla Grasso and Tatsuhiko Hamamoto served as members of our Compensation Committee in 2000. Except for Mr. Hamamoto, none of the members of the Compensation Committee was, during 2000, an officer, employee or formerly an officer or employee of ours or our subsidiary.

   Mr. Kumeda served as Staff Manager, Corporate Planning Department of Kawasaki Steel Corporation during 2000. Kawasaki Steel Corporation's subsidiary, Kawasaki Steel Holdings (USA), Inc. is one of our stockholders. During 2000, we paid $36,394,000 pursuant to related party transactions with Kawasaki Steel Corporation. In 2000, Mr. Povoa served as a board member of CVRD, as well as the President of the CVRD Employees Investment Club, a shareholder of Companhia Vale do Rio Doce. In 2000, Ms. Grasso served as Director of Human Resources and Corporate Administration of Companhia Vale do Rio Doce, the parent of one of our stockholders, Rio Doce Limited.

Board Compensation Committee Report on Executive Compensation

   Executive compensation at California Steel Industries, including plan design and scope, covers five corporate executive officer positions and the Chairman of the Board. Executive compensation is the responsibility of the Board of Directors. Periodically the Board, through its Compensation Committee, authorizes benchmarking surveys of executive compensation for similarly sized manufacturing companies, including private companies and those publicly traded. The surveys are conducted by recognized consulting firms, analyzing executive compensation within the steel industry and other manufacturing sectors. California Steel Industries' executive compensation program currently includes as its major elements a base annual salary, and a management incentive program based on (i) annual performance of California Steel Industries, and (ii) individual performance measured against annual objectives.

                                          Submitted by the Compensation
                                           Committee of the Board of
                                           Directors:

                                          Francisco Povoa
                                          Yatsutaka Kumeda
                                          Carla Grasso
                                          Tatsuhiko Hamamoto

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth, as of December 31, 2000, information regarding the shares of our common stock and Class C preferred stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock and Class C preferred stock. No director or named executive officer beneficially owns any shares of our common stock or Class C preferred stock.

                                                                     Class C
                                                         Common     Preferred
                                                      ------------ ------------
                                                             % of         % of
  Name of Beneficial Owner                            Number Class Number Class
  ------------------------                            ------ ----- ------ -----
Rio Doce Limited.....................................  500     50% 1,500    50%
 546 5th Avenue, 12th Floor
 New York, New York 10036
Kawasaki Steel Holdings (USA), Inc...................  500     50% 1,500    50%
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

   The Shareholders' Agreement also provides for a Consultative Council, comprised of two members. Each stockholder is entitled to elect one member. The Consultative Council decides on all matters submitted to it by either or both of the stockholders and resolves deadlocks among the Board of Directors. We have transactions in the normal course of business with affiliated companies. For example, we purchase slab from Companhia Siderurgica de Tubarao, a subsidiary of both Companhia Vale do Rio Doce and Kawasaki Steel Corporation. During 2000, we purchased $78,188,000 of slab from Companhia Siderurgica de Tubarao and $36,394,000 of slab from Kawasaki Steel Corporation. We expect to purchase approximately 30% of our estimated 2001 supply of steel slab from Companhia Siderurgica de Tubarao. We also hold a 4% interest in the common stock of Companhia Siderurgica de Tubarao.

   We conducted arms-length negotiations with Companhia Siderurgica de Tubarao in 2000. The Shareholders' Agreement provides that we shall continuously purchase slabs from Companhia Siderurgica de Tubarao under terms and conditions as agreed upon by Companhia Siderurgica de Tubarao and us. The executive officer negotiating the market price for the steel slab was our Executive Vice President--Finance.

   We charter vessels from Seamar Shipping Corporation (Seamar), a subsidiary of Companhia Vale do Rio Doce, for the ocean transfer of slab to the Port of Los Angeles. During 2000, we incurred $7,691,000 in charter fees from Seamar for its services. The Shareholders' Agreement provides that we shall charter vessels from Seamar. We entered into a 15-year contract with Seamar for shipping services that expired on May 29, 2000, which was extended to December 31, 2000. We expect to continue utilizing Seamar's shipping services in 2001 on a ship by ship basis. The executive officer responsible for negotiating the price for shipping services was our Executive Vice President--Finance.

   We contract with Rio Doce Pasha Terminal, a joint venture of Companhia Vale do Rio Doce, to unload our ocean cargo from ships at the Port of Los Angeles. During 2000, we incurred $21,580,000 for Rio Doce Pasha Terminal's services. The Shareholders' Agreement provides that we shall contract with Rio Doce Pasha Terminal for their unloading services. We have a five-year contract with Rio Doce for terminal unloading services that expired on December 31, 2000. We are currently negotiating a renewal of this contract with Rio Doce Pasha Terminal and expect to enter into a definitive agreement shortly. We expect to continue utilizing Rio Doce Pasha's unloading services in 2001. We negotiate rates annually on an arms-length basis. The contract specifies that we will process a minimum of 1.0 million tons of steel slab through Rio Doce Pasha Terminal per year. The price per ton may be renegotiated July 1 of each year to reflect a change in union labor contracts. If we ship more than 1.0 million tons per year, we will receive a discount per ton for the unloading of any slabs after 1.0 million tons of slabs have been unloaded. One hundred percent of our unloading services of foreign slabs are provided by Rio Doce Pasha Terminal. The executive officer negotiating the price for unloading services was our Executive Vice President--Finance.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

  (a)(1) and (2) Financial Statements:

   The following consolidated financial statements and schedule of the Registrant are included in response to Item 8 of this Report:

 1. Consolidated Financial Statements:

                                                                           Page
                                                                           ----
   Index to Consolidated Financial Statements............................  F-1
   Independent Auditors' Report..........................................  F-2
   Consolidated Balance Sheets as of December 31, 2000 and 1999..........  F-3
   Consolidated Statements of Income for the years ended December 31,
    2000, 1999 and 1998..................................................  F-4
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2000, 1999 and 1998.....................................  F-5
   Consolidated Statements of Cash Flows for the years ended December 31,
    2000, 1999 and 1998..................................................  F-6
   Notes to Consolidated Financial Statements............................  F-7

 2. Consolidated Financial Statement Schedule:

   Schedule II--Valuation and Qualifying Accounts........................  S-1

   All other schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

   (b) Reports on Form 8-K, filed during the last quarter of 2000:

   None.

   (c) Exhibits:

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

 Exhibit
   No.                                 Description
 -------                               -----------
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

 10.15   Addendum No. 39, dated May 31, 2000, to Contract, dated August 20,
          1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(2)

 10.16   First Amendment, dated as of April 28, 2000, to Revolving Credit
          Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National
          Trust and Savings Association, as documentation and letter of credit agent for the Banks.(2)

 10.17   Amendment to Supplemental Executive Retirement Plan, dated October 10,
          2000, between the Registrant and James E. Declusin.(3)

 Exhibit
   No.                               Description
 -------                             -----------
 10.18   Supplemental Executive Retirement Plan, dated as of September 19,
          2000, between the Registrant and Brett J. Guge.(3)

 10.19   The Burlington Northern and Santa Fe Railway Company BNSFC 302606--
          Amendment 1 Regulated Transportation Contract, dated as of January
          15, 2001, by and between the Registrant and The Burlington
          Northern and Santa Fe Railway Company.

 12.1    Statement of Computation of Ratio of Earnings to Fixed Charges.

 12.2    Statement of Computation of Ratio of EBITDA to Interest Expense.

 21.1    Subsidiaries of the Registrant.(1)

 23.1    Independent Auditors' Report on Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999............. F-3

Consolidated Statements of Income for the years ended December 31, 2000,
 1999 and 1998........................................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999 and 1998........................................ F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998..................................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
California Steel Industries, Inc.:

   We have audited the accompanying consolidated balance sheets of California Steel Industries, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Steel Industries, Inc. and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Orange County, California
January 19, 2001

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                2000     1999
                                                              -------- --------
                                                                 (Dollars in
                                                                  thousands)
                           ASSETS

Current assets:
 Cash and cash equivalents (note 7).......................... $  2,542 $  7,899
 Trade accounts receivable, less allowance for doubtful
  receivables of $600,000 in 2000 and $300,000 in 1999 (note
  7).........................................................   59,998   68,866
 Inventories (notes 3 and 7).................................  218,579  166,570
 Deferred income taxes (note 11).............................    3,242    2,382
 Other receivables and prepaid expenses......................    9,079    4,832
                                                              -------- --------
  Total current assets.......................................  293,440  250,549
Investment in affiliated company (notes 6 and 9).............   36,151   34,801
Other assets (note 7)........................................    4,138    4,759
Property, plant and equipment, net (notes 4, 7 and 13).......  268,429  262,696
                                                              -------- --------
                                                              $602,158 $552,805
                                                              ======== ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable (note 9)................................... $ 65,508 $ 54,707
 Accrued interest expense (note 7)...........................    4,325    4,064
 Accrued utilities...........................................    7,233    3,303
 Other accrued expenses (notes 10 and 12)....................    6,320   10,454
                                                              -------- --------
  Total current liabilities..................................   83,386   72,528
                                                              -------- --------
Long-term debt (note 7)......................................  239,000  230,000
Deferred income taxes (note 11)..............................   42,863   33,198

Stockholders' equity (note 8):
 Class A preferred stock, $10,000 par value per share.
  Authorized 1,000 shares; none issued.......................      --       --
 Class B preferred stock, $10,000 par value per share.
  Authorized 2,000 shares; none issued.......................      --       --
 Class C preferred stock, $10,000 par value per share.
  Authorized 3,000 shares; issued and outstanding 3,000
  shares.....................................................   30,000   30,000
 Common stock, no par value. Authorized 2,000 shares; issued
  and outstanding 1,000 shares...............................   10,000   10,000
 Retained earnings...........................................  196,909  177,079
                                                              -------- --------
  Total Stockholders' equity.................................  236,909  217,079
                                                              -------- --------
Commitments and contingencies (notes 5, 7, 9, 10, 11 and
 12)......................................................... $602,158 $552,805
                                                              ======== ========

          See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years ended December 31, 2000, 1999 and 1998

                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in thousands)
Net sales....................................... $720,900  $687,050  $673,439
Cost of sales (notes 2, 9 and 13)...............  616,638   564,889   603,613
                                                 --------  --------  --------
  Gross profit..................................  104,262   122,161    69,826
Selling, general and administrative expenses
 (note 12)......................................   32,185    29,946    28,626
                                                 --------  --------  --------
  Income from operations........................   72,077    92,215    41,200
Other income (expense):
Equity in income of affiliate (note 6)..........    2,229        75     1,932
Interest expense, net (note 7)..................  (18,756)  (16,345)  (16,954)
Other, net......................................      588     1,082       638
                                                 --------  --------  --------
  Income before income taxes....................   56,138    77,027    26,816
Income taxes (note 11)..........................   21,293    30,180     7,016
                                                 --------  --------  --------
  Net income.................................... $ 34,845  $ 46,847  $ 19,800
                                                 ========  ========  ========


          See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share amounts)

                                       Class C                        Total
                                      preferred Common  Retained  stockholders'
                                        stock    stock  earnings     equity
                                      --------- ------- --------  -------------
Balance at December 31, 1997.........  $30,000  $10,000 $144,774    $184,774
Net income for the year ended
 December 31, 1998...................      --       --    19,800      19,800
Cash dividends (note 8):
  Class C Preferred Stock, $3,826 on
   3,000 shares......................      --       --   (11,478)    (11,478)
  Common Stock, $2,824 on 1,000
   shares............................      --       --    (2,824)     (2,824)
                                       -------  ------- --------    --------
Balance at December 31, 1998.........   30,000   10,000  150,272     190,272
Net income for the year ended
 December 31, 1999...................      --       --    46,847      46,847
Cash dividends (note 8):
  Class C Preferred Stock, $5,260 on
   3,000 shares......................      --       --   (15,780)    (15,780)
  Common Stock, $4,260 on 1,000
   shares............................      --       --    (4,260)     (4,260)
                                       -------  ------- --------    --------
Balance at December 31, 1999.........   30,000   10,000  177,079     217,079
Net income for the year ended
 December 31, 2000...................      --       --    34,845      34,845
Cash dividends (note 8):
  Class C Preferred Stock, $4,129 on
   3,000 shares......................      --       --   (12,386)    (12,386)
  Common Stock, $2,629 on 1,000
   shares............................      --       --    (2,629)     (2,629)
                                       -------  ------- --------    --------
Balance at December 31, 2000.........  $30,000  $10,000 $196,909    $236,909
                                       =======  ======= ========    ========


          See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998

                                                    2000      1999       1998
                                                  --------  ---------  --------
                                                    (dollars in thousands)
Cash flows from operating activities:
 Net income.....................................  $ 34,845  $  46,847  $ 19,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.................    28,852     26,331    26,659
  (Gain) loss on disposition of property, plant
   and equipment................................       (28)       (13)      308
  Undistributed earnings of affiliate...........    (2,229)       (75)   (1,932)
  Dividends received from affiliate.............       879        --        789
  Changes in assets and liabilities:
   Trade accounts receivable, net...............     8,868    (15,236)    4,650
   Inventories..................................   (52,009)     5,085   (10,142)
   Other receivables and prepaid expenses.......    (4,247)       330    (2,576)
   Accounts payable.............................    10,801      4,157    19,166
   Accrued interest expense.....................       261      2,566      (683)
   Other accrued expenses.......................      (204)    (7,089)    6,996
   Deferred income taxes........................     8,805      9,384       421
                                                  --------  ---------  --------
     Net cash provided by operating activities..    34,594     72,287    63,456
                                                  --------  ---------  --------
Cash flows from investing activities:
 Additions to property, plant and equipment.....   (33,995)   (37,397)  (49,354)
 Proceeds from sale of property, plant and
  equipment.....................................        59         76        19
                                                  --------  ---------  --------
     Net cash used in investing activities......   (33,936)   (37,321)  (49,335)
                                                  --------  ---------  --------
Cash flows from financing activities:
 Net advances (repayments) under line of credit
  agreement with banks..........................       --    (103,700)    6,800
 Proceeds from issuance of long-term debt.......       --     150,000    10,000
 Borrowings on credit facility..................     9,000     80,000       --
 Repayment of long-term debt....................       --    (140,000)  (15,000)
 Deferred financing costs.......................       --      (5,289)      --
 Dividends paid.................................   (15,015)   (20,040)  (14,302)
                                                  --------  ---------  --------
     Net cash used in financing activities......    (6,015)   (39,029)  (12,502)
                                                  --------  ---------  --------
     Net increase (decrease) in cash and cash
      equivalents...............................    (5,357)    (4,063)    1,619
Cash and cash equivalents at beginning of year..     7,899     11,962    10,343
                                                  --------  ---------  --------
Cash and cash equivalents at end of year........  $  2,542  $   7,899  $ 11,962
                                                  ========  =========  ========
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
  Interest (net of amount capitalized)..........  $ 18,864  $  13,974  $ 18,254
  Income taxes..................................    15,211     21,035     7,050
                                                  ========  =========  ========

          See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 and 1999

(1) Organization and Nature of Operations

    California Steel Industries, Inc. (the Company) was incorporated in the state of Delaware on November 3, 1983. Its stockholders consist of two U.S. companies, Kawasaki Steel Holdings (USA), Inc., a Delaware corporation, and Rio Doce Limited, a New York corporation, which each own 50% of the stock of the Company. From its site in Fontana, California, the Company manufactures a wide range of flat rolled steel products, including hot rolled, cold rolled and galvanized coil and sheet. The Company also produces electric resistant weld pipe.

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

 (c) Inventories

    During the fourth quarter of 1999, the Company changed its inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Management believed that the accounting change was preferable primarily because under the then existing economic environment of low inflation, the change to FIFO would result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by accounting principles generally accepted in the United States of America. The accounting change decreased net income for 1999 by $6,276,000 and net income for 1998 by $9,295,000, net of applicable income taxes, due principally to the effect of LIFO allowance liquidation.

    The balances of retained earnings for 1997 and 1998 have been adjusted for the effect (net of applicable income taxes) of applying retroactively the new method of accounting.

 (d) Investment in Affiliated Company

    Investment in affiliated company consists of 4% of the common stock of Companhia Siderurgica de Tubarao (CST), a Brazilian steel slab manufacturer. The investment is accounted for by the equity method, since combined investments in CST by the Company and certain other related companies allow for significant influence over the financing and operating activities of CST. The Company's share of earnings or losses from this investment is reflected in other income (expense) in the accompanying consolidated statements of income. Dividends are credited against the investment when received. The excess of the Company's share of the net assets of CST over the cost of the common stock is being amortized straight-line over a five-year period.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (e) Property, Plant and Equipment

    Property, plant and equipment is stated at cost and depreciation is computed on the straight-line method over the estimated useful lives (see note 13) of the respective assets as follows:

     Plant and equipment.......................................... 3 to 25 years
     Plant refurbishment costs....................................      10 years

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

 (i) Environmental

    Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures are capitalized if they meet one of the following criteria: (1) extend the useful life, increase the capacity or improve the safety or efficiency of property, (2) mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities, (3) incurred in preparing property currently held for sale. The Company accrues for costs associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change (see note 10).

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (j) Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

 (k) Reclassifications

    Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation.

 (l) Fair Value of Financial Instruments

    The carrying value of cash, trade accounts receivable, other accounts receivable, accounts payable and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt of similar maturities. The carrying amounts and fair values of financial instruments at December 31, 2000 and 1999 are listed as follows:

                                                     2000             1999
                                               ---------------- ----------------
                                               Carrying  Fair   Carrying  Fair
                                                amount   value   amount   value
                                               -------- ------- -------- -------
   Senior notes............................... $150,000 124,500 150,000  145,500
   Notes payable..............................   89,000  89,000  80,000   80,000
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

(3) Inventories

  Inventories at December 31, 2000 and 1999 consist of the following:

                                                                  2000    1999
                                                                -------- -------
                                                                  (Dollars in
                                                                   thousands)
   Finished goods.............................................. $ 44,289  39,526
   Work in process.............................................   37,310  18,723
   Raw materials...............................................  131,939 103,399
   Supplies....................................................    5,041   4,922
                                                                -------- -------
     Total inventories......................................... $218,579 166,570
                                                                ======== =======

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(4) Property, Plant and Equipment

   The following is a summary of property, plant and equipment at December 31, 2000 and 1999:

                                                              2000       1999
                                                            ---------  --------
   Land.................................................... $  17,422    17,422
   Plant and equipment.....................................   454,810   416,458
   Plant refurbishment costs...............................    22,219    22,219
   Construction in progress................................    11,734    16,830
                                                            ---------  --------
                                                              506,185   472,929
   Less accumulated depreciation...........................  (237,756) (210,233)
                                                            ---------  --------
     Total property, plant and equipment................... $ 268,429   262,696
                                                            =========  ========

  Capitalized interest was $300,000, $587,000 and $1,940,000 for 2000, 1999
  and 1998, respectively.

(5) Leases

   The Company is obligated under various leases for equipment that expire at various dates during the next eight years. At December 31, 2000, the future minimum lease payments under noncancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

     Year ending December 31:
       2001............................................................ $  4,213
       2002............................................................    5,489
       2003............................................................    3,495
       2004............................................................    7,038
       2005............................................................    2,798
       Thereafter......................................................   15,450
                                                                        --------
                                                                        $ 38,483
                                                                        ========

   Lease expense totaled approximately $6,209,000, $6,346,000 and $2,300,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(6) Investment in Affiliated Company

   The investment in the net assets of CST accounted for under the equity method amounted to $36,151,000 and $34,801,000 at December 31, 2000 and 1999,
respectively.

   The unamortized portion of the excess of the Company's share of net assets over the cost of the common stock is $780,000 at December 31, 2000 and $2,100,000 at December 31, 1999.

   The Company and its parents purchased their investment in CST at a premium over the market price of the shares which was paid in order to obtain significant influence over CST.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(7) Notes Payable and Long-Term Debt

   In March 1999, the Company entered into a five-year revolving credit facility (the Facility) with a syndicate of three financial institutions. The Facility provides for an aggregate principal amount of up to $130,000,000, including a $25,000,000 sublimit for letters of credit, subject in all respects to a borrowing base coverage requirement. The Company drew a substantial portion of the advances available under the Facility on the closing date to repay advances under its previously existing credit agreement.

   Under the Facility, a commitment fee is applied on the average daily undrawn portion of the commitments at a rate equal to the applicable margin. The applicable margin in effect from time to time will range from 0.150% to 0.200%, based upon the leverage ratio, provided that the applicable margin with respect to the commitment fee will increase to 0.500% if borrowings fall below a certain level. The Facility is secured by a first priority security interest in cash, accounts receivable, inventory and other assets.

   At the Company's election, the amounts advanced under the Facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is generally payable monthly and any accrued interest and principal is due and payable in full in March 2004. As of December 31, 2000 and 1999, outstanding borrowings of $88,000,000 and $80,000,000 consisted of advances payable at the Eurodollar rate, which was 6.56% and 5.87%, respectively. Also at December 31, 2000 outstanding borrowings of $1,000,000 consisted of advances payable at the base rate, which was 9.50%. The Company had $21,648,000 of borrowings available under the Facility as of December 31, 2000. The unamortized amount of the related financing costs was approximately $589,000 at December 31, 2000.

   The Facility requires that the Company maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants at December 31, 2000.

   In April 1999, the Company issued an aggregate principal amount of $150,000,000 unsecured senior notes (the Senior Notes). The Senior Notes are due in April 2009, carry an 8.5% coupon rate and are redeemable by the Company beginning on April 1, 2004. Interest is payable semi-annually on each April 1 and October 1, commencing October 1, 1999. The notes are senior in right of payment to all of the Company's subordinated indebtedness and equal in right of payment to all of the Company's existing and future indebtedness that is not by its terms subordinate to the Senior Notes. The indenture governing the Senior Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of its subsidiary, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company's assets and the assets of its subsidiary on a consolidated basis. The Company was in compliance with all such covenants at December 31, 2000. Proceeds from the Senior Notes were used to repay in full the then existing long-term debt. The unamortized portion of the related financing costs was approximately $3,549,000 at December 31, 2000.

   Long-term debt at December 31, 2000 and 1999 consisted of the following (dollars in thousands):

                                                                2000     1999
                                                              -------- --------
Senior Notes bearing interest at 8.5%, payable semi-
 annually, due April 2009...................................  $150,000 $150,000
Notes payable to banks consist of advanced under a
 $130,000,000 revolving credit facility, bearing interest at either the Eurodollar rate or the base rate, plus the
 applicable margin. Interest is generally payable monthly
 and any accrued interest and principal are due and payable
 in full in March 2004......................................    89,000   80,000
                                                              -------- --------
  Long-term debt............................................  $239,000 $230,000
                                                              ======== ========

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

   During the years ended December 31, 2000, 1999 and 1998, $15,015,000, $20,040,000 and $14,302,000, respectively, in dividends were declared and paid.

(9) Related Party Transactions

   The Company has transactions in the normal course of business with affiliated companies. The Company is 50% owned by Kawasaki Steel Holdings
(USA), Inc., a subsidiary of Kawasaki Steel Corporation, a Japanese corporation, and 50% owned by Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce (CVRD), a Brazilian corporation.

   The Company purchases steel slab from CST, an investee, from Kawasaki Steel Corporation, and from Companhia Siderurgica National (CSN). CSN maintained an ownership interest in CVRD through December 31, 2000. The Company charters vessels from Seamar Shipping Corporation, a subsidiary of CVRD, for the ocean transfer of slab from Brazil to the Port of Los Angeles. The Company also contracts with Rio Doce Pasha Terminal, a joint venture of CVRD, to unload ocean cargo from ships in the Port of Los Angeles. The following represents amounts paid to the various affiliated companies for the years ended December 31:

                                                          2000    1999    1998
                                                         ------- ------- -------
                                                         (Dollars in thousands)
   CST.................................................. $78,188 105,248 112,695
   Kawasaki Steel Corporation...........................  36,394  51,089  60,258
   Rio Doce Pasha Terminal..............................  21,580  16,076  16,732
   CSN..................................................     --   14,499     --
   Seamar Shipping Corporation..........................   7,691   8,003  11,825

   At December 31, 2000 and 1999, the Company owed affiliated companies $23,584,000 and $19,264,000, respectively, for goods and services.

(10) Commitments and Contingencies

   At December 31, 2000, the Company is committed, in the form of open purchase orders, to purchase approximately $34,762,000 in steel slabs, of which $9,736,000 is from related parties.

   The Company has been contacted by various governmental agencies regarding specific environmental matters, at its operating facility. During September 1990, the Company reached a preliminary agreement with

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

   The Company is addressing environmental concerns caused by the former occupant at the Company's Fontana site and is currently in the remedial investigation stage. The Company is unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation is expected to be completed in 2001. At December 31, 2000, the Company has accrued $700,000, which represents management's best estimate of the costs to complete the remedial feasibility study.

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

(11) Income Taxes

   Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                                          2000     1999   1998
                                                         -------  ------ ------
                                                              (Dollars in
                                                              thousands)
   Current:
     Federal............................................ $11,206  20,504  3,546
     State..............................................   1,282     291  3,000
                                                         -------  ------ ------
                                                          12,488  20,795  6,546
                                                         -------  ------ ------
   Deferred:
     Federal............................................   9,133   4,718  6,005
     State..............................................    (328)  4,667 (5,535)
                                                         -------  ------ ------
                                                           8,805   9,385    470
                                                         -------  ------ ------
                                                         $21,293  30,180  7,016
                                                         =======  ====== ======

   Actual tax expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 35% to income before income taxes) as follows:

                                                       2000     1999    1998
                                                      -------  ------  ------
                                                           (Dollars in
                                                           thousands)
   Computed "expected" tax expense................... $19,648  26,959   9,385
   State income taxes, net of federal benefit........   2,416   3,935     537
   State manufacturing investment credit, net of
    federal benefit..................................  (1,795)   (712) (2,515)
   Other.............................................   1,024      (2)   (391)
                                                      -------  ------  ------
                                                      $21,293  30,180   7,016
                                                      =======  ======  ======

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                                2000     1999
                                                              --------  -------
                                                                 (Dollars in
                                                                 thousands)
   Deferred tax assets:
     Inventory............................................... $  2,649    2,583
     State taxes.............................................      832      894
     Reserves................................................      263      217
     Accrued expenses........................................    2,096    1,835
     Other...................................................       25       11
                                                              --------  -------
       Total gross deferred tax assets.......................    5,865    5,540
     Less valuation allowance................................      --       --
       Net deferred tax assets...............................    5,865    5,540
                                                              --------  -------
   Deferred tax liabilities:
     Property, plant and equipment...........................  (40,731) (31,929)
     Change in inventory valuation...........................   (1,536)  (3,072)
     Undistributed earnings of affiliate.....................   (1,865)  (1,273)
     Other...................................................   (1,354)     (82)
                                                              --------  -------
       Total gross deferred tax liabilities..................  (45,486) (36,356)
                                                              --------  -------
       Net deferred tax liability............................ $(39,621) (30,816)
                                                              ========  =======

   Based on the Company's historical pretax earnings, adjusted for significant items such as nonrecurring charges, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 2000. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless, certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits.

   The Company's U.S. federal income tax returns for the years ended 1994, 1995, 1996 and 1997 are currently under examination by the Internal Revenue Service. Management of the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

(12) Employee Benefit and Retirement Plans

 (a) 401(k) Plan

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

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Plan expense for the years ended December 31, 2000, 1999 and 1998 was approximately $2,300,000, $2,189,000 and $2,084,000, respectively.

 (b) Profit Sharing

  The Company has a profit sharing plan under which bonuses are awarded based on a pool amount, equal to 8% of the Company's income before taxes and gain or loss on disposition of fixed assets. The basis for determining the profit sharing pool is subject to review and approval of the Company's Board of Directors. The employee's share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2000, 1999 and 1998 was $6,108,000, $6,394,000 and $2,248,000,
  respectively.

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

(14) Selected Quarterly Financial Data (Unaudited)

   Summarized quarterly financial data for 2000 and 1999 is as follows (dollars in thousands):

                                                       Quarter
                                       ----------------------------------------
                                         1st      2nd     3rd     4th    Total
                                       -------- ------- ------- ------- -------
2000
Net sales............................. $187,709 196,483 186,796 149,912 720,900
Income from operations................   29,909  30,262   9,162   2,744  72,077
Net income............................   15,438  15,716   3,416     275  34,845
1999
Net sales............................. $160,994 170,264 183,566 172,226 687,050
Income from operations................   12,092  23,232  30,055  26,836  92,215
Net income*...........................    5,096  11,956  16,168  13,627  46,847

--------
* In the fourth quarter of 1999, the Company changed its inventory costing method from the LIFO method to the FIFO method. All previously reported results have been restated to reflect the retroactive application of this accounting change (see note 2).

                CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          Beginning                      Ending
                                           Balance  Additions Deductions Balance
                                          --------- --------- ---------- -------
Year ended December 31, 2000
  A/R Allowance..........................  300,000   300,000        --   600,000
Year ended December 31, 1999
  A/R Allowance..........................  720,000   296,747   (716,747) 300,000
Year ended December 31, 1998
  A/R Allowance..........................  720,000   618,157   (618,157) 720,000

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

                                                     March 28, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                              Title                  Date
                ---------                              -----                  ----


       /s/ C. Lourenco Goncalves           Chief Executive Officer and   March 28, 2001
 ________________________________________   President (Principal
           C. Lourenco Goncalves            Executive Officer)

         /s/ Vicente B. Wright             Executive Vice President--    March 28, 2001
 ________________________________________   Finance (Principal
             Vicente B. Wright              Financial and Accounting
                                            Officer)

        /s/ Tatsuhiko Hamamoto             Director                      March 23, 2001
 ________________________________________
            Tatsuhiko Hamamoto

   /s/ Armando de Oliveira Santos Neto     Director                      March 28, 2001
 ________________________________________
      Armando de Oliveira Santos Neto

          /s/ Francisco Povoa              Director                      March 26, 2001
 ________________________________________
              Francisco Povoa

        /s/ Toshihiro Kabasawa             Director                      March 22, 2001
 ________________________________________
            Toshihiro Kabasawa

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

 10.8    Stevedore and Terminal Services Agreement, dated as of January 1,
          1996, between Rio Doce Pasha Terminal L.P. and the Registrant, as amended.(1)

 Exhibit
   No.                                 Description
 -------                               -----------
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

 10.15   Addendum No. 39, dated May 31, 2000, to Contract, dated August 20,
          1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(2)

 10.16   First Amendment, dated as of April 28, 2000, to Revolving Credit
          Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National
          Trust and Savings Association, as documentation and letter of credit agent for the Banks.(2)

 10.17   Amendment to Supplemental Executive Retirement Plan, dated October 10,
          2000, between the Registrant and James E. Declusin.(3)

 10.18   Supplemental Executive Retirement Plan, dated as of September 19,
          2000, between the Registrant and Brett J. Guge.(3)

 10.19   The Burlington Northern and Santa Fe Railway Company BNSFC 302606--
          Amendment 1 Regulated Transportation Contract, dated as of January
          15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company.

 12.1    Statement of Computation of Ratio of Earnings to Fixed Charges.

 12.2    Statement of Computation of Ratio of EBITDA to Interest Expense.

 21.1    Subsidiaries of the Registrant.(1)

 23.1    Independent Auditors' Report on Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.