Form 10-Q
period 2001-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2001-05-02
CIK 751799

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ___________________

                                   FORM 10-Q
                              ___________________

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended March 31, 2001

    OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ___________ to ____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of April 16, 2001, 1,000 shares of the Company's common stock, no par value, were outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents
                               -----------------

                                                                                                       Page
                                                                                                       ----
 PART I         FINANCIAL INFORMATION................................................................     1
    ITEM 1.     FINANCIAL STATEMENTS.................................................................     1
                Consolidated Balance Sheets as of March 31, 2001
                  (unaudited) and December 31, 2000..................................................     1
                Consolidated Statements of Operations for the three months ended
                  March 31, 2001 and March 31, 2000 (unaudited)......................................     2
                Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 and March 31, 2000 (unaudited)......................................     3
                Notes to Consolidated Financial Statements (unaudited)...............................     4
    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     5
    ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................     7
 PART II        OTHER INFORMATION....................................................................     8
    ITEM 1.     LEGAL PROCEEDINGS....................................................................     8
    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.....................................................     9
 SIGNATURES..........................................................................................    10
 INDEX TO EXHIBITS...................................................................................    11


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY
                          Consolidated Balance Sheets

                                 (In thousands)

                                                                                     As of             As of
                                                                                   March 31,        December 31,
                                                                                     2001               2000
                                                                                   ---------        ------------
                                Assets                                            (Unaudited)
                                ------
Current assets:
     Cash and cash equivalents.............................................         $  2,000           $  2,542
     Trade accounts receivable, less allowance for doubtful receivables of
     $600,000 at March 31, 2001 and  December 31, 2000....................            63,663             59,998
     Inventories...........................................................          177,546            218,579
     Deferred income taxes.................................................            3,242              3,242
     Other receivables and prepaid expenses................................            4,080              9,079
                                                                                    --------           --------
            Total current assets...........................................          250,531            293,440
                                                                                    --------           --------
Investment in affiliated company...........................................           36,435             36,151
Other assets...............................................................            3,983              4,138
Property, plant and equipment, net.........................................          265,358            268,429
                                                                                    --------           --------
            Total assets...................................................         $556,307           $602,158
                                                                                    ========           ========
            Liabilities and stockholders' equity
            ------------------------------------
Current liabilities:
     Accounts payable......................................................         $ 33,434           $ 65,508
     Accrued interest expense..............................................              308              4,325
     Accrued Utilities.....................................................           10,328              7,233
     Other accrued expenses................................................            5,404              6,320
                                                                                    --------           --------
            Total current liabilities......................................           49,474             83,386
                                                                                    --------           --------
Long-term debt, excluding current installments.............................          229,000            239,000
Deferred income taxes......................................................           42,863             42,863

Stockholders' equity:
     Class C preferred stock, $10,000 par value per share.
      Authorized 3,000 shares; issued and outstanding 3,000 shares.........           30,000             30,000
     Common stock, no par value.  Authorized 2,000 shares; issued and
      outstanding 1,000 shares.............................................           10,000             10,000

     Retained earnings.....................................................          194,970            196,909
                                                                                    --------           --------
            Total stockholders' equity.....................................          234,970            236,909
     Commitments and contingencies.........................................               --                 --
                                                                                    --------           --------
            Total liabilities and stockholders' equity.....................         $556,307           $602,158
                                                                                    ========           ========

See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of operations
                                (In thousands)


                                                           Three Months Ended March 31,
                                                          --------------------------------
                                                               2001                2000
                                                           ------------------------------
                                                                     (Unaudited)
Net sales............................................       $153,378             $187,709
Cost of sales........................................        148,271              147,772
                                                            --------             --------
            Gross profit.............................          5,107               39,987
Selling, general and administrative expenses.........          6,359               10,078
                                                            --------             --------
            Income (loss) from operations............         (1,252)              29,909
Other income (expense):
     Equity in income (loss) of affiliate............            527                  (82)
     Interest expense, net...........................         (4,527)              (4,297)
     Other, net......................................          1,368                  435
                                                            --------             --------
            Income (loss) before income taxes........         (3,884)              25,965
Income taxes (benefit)...............................         (1,945)              10,527
                                                            --------             --------
            Net income (loss)........................       $ (1,939)            $ 15,438
                                                            ========             ========

See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                (In thousands)


                                                                             Three Months Ended March 31,
                                                                        -------------------------------------
                                                                               2001                    2000
                                                                        -------------------------------------
                                                                             (Unaudited)
Cash flows from operating activities:
     Net income (loss)..............................................         $ (1,939)               $ 15,438
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization...............................            7,487                   6,844
        Gain (loss) on disposition and write-down of idle plant and
         equipment..................................................              163                      (6)

        Undistributed earnings (losses) of affiliate                             (527)                     82
        Dividends received from affiliate...........................              243                   -----
        Change in assets and liabilities:
          Trade accounts receivable, net............................           (3,665)                    852
          Inventories...............................................           41,033                  (7,210)
          Other receivables and prepaid expenses....................            4,999                    (544)

          Accounts payable..........................................          (32,074)                 17,446
          Income taxes payable......................................            -----                  10,527
          Accrued interest expense..................................           (4,017)                 (3,251)
          Other accrued expenses....................................            2,179                  (4,739)
                                                                             --------                --------
          Net cash provided by operating activities.................           13,882                  35,439
                                                                             --------                --------
Cash flows from investing activities:
     Additions to property, plant and equipment.....................           (4,261)                 (4,677)
     Proceeds from (expenses for) sale of property, plant and
      equipment.....................................................             (163)                      7
                                                                             --------                --------
          Net cash used in investing activities.....................           (4,424)                 (4,670)
                                                                             --------                --------
Cash flows from financing activities:
     Net repayments under line-of-credit agreement with banks.......          (10,000)                (25,000)

     Dividends paid.................................................            -----                 (12,014)
                                                                             --------                --------
        Net cash used in financing activities.......................          (10,000)                (37,014)
                                                                             --------                --------
        Net decrease in cash and cash equivalents...................             (542)                 (6,245)
     Cash and cash equivalents at beginning of period...............            2,542                   7,899
                                                                             --------                --------
     Cash and cash equivalents at end of period.....................         $  2,000                $  1,654
                                                                             ========                ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest (net of amount capitalized)........................         $  8,646                $  7,681
        Income taxes................................................               --                      --
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

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY
             Notes To Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000 and 1999 contained in California Steel Industries, Inc.'s Form 10-K for each of the fiscal years ended December 31, 2000 and 1999. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results expected for the full year.

2.  New Accounting Pronouncements
    -----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company adopted SFAS 133, as amended by SFAS 137 and SFAS 138 on January 1, 2001 and the adoption did not have any material impact on our financial position, results of operations or liquidity.

3.  Inventories
    -----------

     Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

                                                                     March 31, 2001      December 31, 2000
                                                                     --------------      -----------------
                                                                               (In thousands)
Finished goods.............................................            $ 36,323                $ 44,289
Work-in-process............................................              34,129                  37,310
Raw materials..............................................             102,035                 131,939
Other......................................................               5,059                   5,041
                                                                       --------                --------
    Total..................................................            $177,546                $218,579
                                                                       ========                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

     Certain statements contained in this Form 10-Q regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "anticipate," "believe," "estimate," "expect,"
"project," "imply," "intend," "foresee," "will be," "will continue,"
"will likely result," and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

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

     .  because our board of directors consists of four members and is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in costly delays in making important business decisions and put us at a competitive disadvantage,

     .  fluctuations in commodity prices for our electricity and natural gas requirements,

     .  competitive factors and pricing pressures,

     .  our ability to control costs and maintain quality,

     .  future expenditures for capital projects, and

     .  industry-wide market factors and general economic and business conditions.


Results of Operations
---------------------

                                                                Tons Billed
                                                        Three months ended March 31,
                                                      ------------------------------
                                                        2001                 2000
                                                      ----------          ----------

Hot Rolled...................................             182,091             198,111
Cold Rolled..................................              62,855              77,427
Galvanized...................................             141,711             155,110
ERW Pipe.....................................              28,074              30,729
                                                          -------             -------
Total........................................             414,731             461,377
                                                          =======             =======

     Net sales. Net sales decreased $34,331,000, or 18.3%, from $187,709,000 for the three months ended March 31, 2000 to $153,378,000 for the three months ended March 31, 2001. Billed tons also decreased by 46,646 net tons, or 10.1%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Along with the decrease in our volume, unit prices on sales of our products also fell in the first quarter of 2001, compared to the first quarter of 2000.

     Gross profit. Gross profit decreased $34,880,000, or 87.2%, from $39,987,000 for the three months ended March 31, 2000 to $5,107,000 for the three months ended March 31, 2001. Gross profit as a percentage of net sales also decreased from 21.3% for the three months ended March 31, 2000 to 3.3% for the same period in 2001. Our gross profit decreased as a result of a decrease in our sales volume, a decrease in our average sales price, an increase in our average slab consumption costs and an increase in our utility costs. The average unit price we paid for natural gas during the three months ended March 31, 2001 was 275% higher than the average unit price we paid during the three months ended March 31, 2000, resulting in increased costs of approximately $5,200,000. The average unit price we paid for electricity during the three months ended March 31, 2001 increased by 25% when compared to the average unit price we paid during the three months ended March 31, 2000, resulting in increased costs of approximately $725,000.

     Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses decreased $3,719,000, or 36.9%, from $10,078,000 for three months ended March 31, 2000 to $6,359,000 for three months ended March 31, 2001. A reduction in management performance compensation was the single largest contributor to this decrease.

     Equity in income (loss) of affiliate.   We maintain a 1.5% ownership
interest in Companhia Siderurgica de Tubarao, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the three months ended March 31, 2001, we recognized income from our investment in Companhia Siderurgica de Tubarao of $527,000 compared to loss of $82,000 for the same period in 2000.

     Interest expense. Interest expense increased $230,000, or 5.4%, from $4,297,000 for the three months ended March 31, 2000 to $4,527,000 for the same period in 2001. Our average outstanding debt increased during the first quarter of 2001 compared to the first quarter 2000, but our effective interest rates during the first quarter of 2001 decreased compared to the same period of year 2000. Interest expense figures are net of interest income and capitalized interest of $199,000 for the three months ended March 31, 2000 and $168,000 for the same period in 2001.

     Income taxes. As a result of a loss before income taxes of $3,884,000, income taxes decreased $12,472,000 from income tax expense of $10,527,000 for the three month period ended March 31, 2000 to a income tax benefit of $1,945,000 for the three months ended March 31, 2001. Our effective tax rate was 40.5% for three months ended March 31, 2000 compared to 50.1% for three months ended March 31, 2001. The increase in the effective tax rate was due to an increase in State Manufacturers' Investment Tax Credit (MIC) credit recorded in first quarter ending March 31, 2001 compared to the MIC credit recorded in the same period in year 2000.

     Net income/loss. Net loss for the three months ended March 31, 2001 was $1,939,000 compared to the net income of $15,438,000 for the three months ended March 31, 2000, a decrease of $17,377,000.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, we had $2,000,000 in cash and cash equivalents and approximately $34,000,000 in financing available under our credit facilities. During the three months ended March 31, 2001, cash flow from operations generated $13,882,000, which consisted of a $1,939,000 net loss, $7,487,000 in depreciation and amortization expense and a net cash flow increase of $8,455,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $41,033,000 decrease in inventories and $32,074,000 decrease in accounts payable. Cash flow from investing activities during the three months ended March 31, 2001 consisted predominantly of $4,261,000 of capital expenditures. Cash flows from financing activities during the three months ended March 31, 2001 consisted of net repayments under our credit facilities of $10,000,000. During the three months ended March 31, 2001, we also paid $6,375,000 in interest on our 8.5% senior notes.

     In March 1999, we entered into a new $130,000,000 five-year bank facility. Approximately $79,000,000 was outstanding under this facility as of March 31, 2001. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

     On March 30, 2001, we entered into a second amendment to our five-year bank facility. This second amendment modified certain financial covenants applicable to fiscal year 2001 only. As a result, the fixed charge coverage ratio tests at the end of March 31, June 30 and September 30, 2001 were replaced by a minimum cumulative EBITDA requirements of $1,000,000, $15,000,000 and $34,000,000, respectively. The second amendment also limits our capital expenditures during fiscal year 2001 to $20,000,000 and modifies our pricing grid from a range of 70 to 100 basis points to a range of 100 to 230 basis points. We were in compliance with all terms and conditions of our bank facility, as amended, at March 31, 2001.

     We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our new bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal year 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our $130,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was approximately 5.26% at March 31, 2001. We estimate that the average amount of debt outstanding under the facility for fiscal year 2001 will be approximately $80.0 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $800,000 for the year.

     We do not believe that the future market rate risk related to our 8.5% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

     Historically, we have been exposed to market risks related to the volatility of natural gas prices. We generally purchase natural gas on an annual contract basis from a physical supplier active in the California market. The price we normally pay for natural gas is based on the New York Mercantile Exchange (NYMEX) natural gas commodity index, which is a commonly referenced index in the industry for natural gas purchases, and an additional delivery cost to the California border commonly known as the basis cost.

     During 2000 and continuing through March 31, 2001, rising natural gas prices negatively affected our profitability. In February 2001, we entered into a natural gas swap transaction agreement to reduce our exposure to the natural gas price volatility derived from the NYMEX natural gas commodity index. Under this agreement, we agreed to pay a third party a fixed rate per million British thermal units (MMBTU) of natural gas and this third party agreed to pay us a rate per MMBTU of natural gas based on the NYMEX natural gas commodity index for the current month. The contract period is effective March

2001 and continues through August 2002 and represents a large majority of our natural gas volume requirements. At this time, we continue to pay the spot price for the basis cost component of our natural gas requirements.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


    Exhibit
     Number      Description
---------------  -----------
      3.1        Certificate of Incorporation of the Registrant, as amended by Amendment to the
                 Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed
                 August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of
                 Amendment to the Certificate of Incorporation filed January 12, 1988 with the
                 Delaware Secretary of State, and, as amended by the Certificate of Ownership merging
                 CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of
                 State on December 20, 1993.(1)

       3.2       Bylaws of the Registrant.(1)

       4.1       Indenture dated as of April 6, 1999 between the Registrant and State Street Bank
                 Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2%
                 Senior Notes due April 6, 2009.(1)

       4.2       Specimen Series A note (included in Exhibit 4.1).(1)

       4.3       Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce Limited,
                 Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel
                 Corporation.(1)

      10.20      Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank
                 (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of
                 America National Trust and Savings Association, as documentation and letter of credit agent for the Banks

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


April 30, 2001
                              CALIFORNIA STEEL INDUSTRIES, INC.



                              By:  /s/ Vicente B. Wright
                                   ---------------------
                                       Vicente B. Wright,
                                       Executive Vice President, Finance
                                       (Principal Financial and
                                       Accounting Officer)

                               INDEX TO EXHIBITS

  Exhibit
   Number        Description
-----------      -----------
     3.1         Certificate of Incorporation of the Registrant, as amended by Amendment to the
                 Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed
                 August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of
                 Amendment to the Certificate of Incorporation filed January 12, 1988 with the
                 Delaware Secretary of State, and, as amended by the Certificate of Ownership merging
                 CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of
                 State on December 20, 1993.(1)

      3.2        Bylaws of the Registrant.(1)

      4.1        Indenture dated as of April 6, 1999 between the Registrant and State Street Bank
                 Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2%
                 Senior Notes due April 6, 2009.(1)

      4.2        Specimen Series A note (included in Exhibit 4.1).(1)

      4.3        Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce Limited,
                 Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel
                 Corporation.(1)

     10.20       Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank
                 (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of
                 America National Trust and Savings Association, as documentation and letter of credit agent for the Banks

________________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.