Form 10-Q
period 2001-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2001-08-03
CIK 751799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ___________________

                                   FORM 10-Q
                              ___________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________________ to ____________________

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

As of July 24, 2001, 1,000 shares of the Company's common stock, no par value, were outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents
                               -----------------

                                                                                         Page
                                                                                         ----
 PART I   FINANCIAL INFORMATION......................................................      1

     ITEM 1.   FINANCIAL STATEMENTS..................................................      1

          Consolidated Balance Sheets as of June 30, 2001
               (unaudited) and December 31, 2000.....................................      1

          Consolidated Statements of Operations for the three and six months ended
               June 30, 2001 and June 30, 2000 (unaudited)...........................      2

          Consolidated Statements of Cash Flows for the six months ended
               June 30, 2001 and June 30, 2000 (unaudited)...........................      3

          Notes to Consolidated Financial Statements (unaudited).....................      4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...................................      5

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............      7

PART II   OTHER INFORMATION..........................................................      8

     ITEM 1.   LEGAL PROCEEDINGS.....................................................      8

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................      9

SIGNATURE............................................................................     10

INDEX TO EXHIBITS....................................................................     11

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheets

                                (In thousands)

                                                                        As of          As of
                                                                       June 30,     December 31,
                                                                         2001          2000
                                                                     ------------   ------------
                                                                     (Unaudited)
                                    Assets
                                    ------
Current assets:
     Cash and cash equivalents.....................................   $  2,850       $  2,542
     Trade accounts receivable, less allowance for doubtful
       receivables of $600,000 at June 30, 2001 and
       December 31, 2000...........................................     66,813         59,998
     Inventories...................................................    148,523        218,579
     Deferred income taxes.........................................      3,242          3,242
     Other receivables and prepaid expenses........................      2,904          9,079
                                                                      --------       --------
            Total current assets...................................    224,332        293,440
                                                                      --------       --------
Investment in affiliated company...................................     36,848         36,151
Other assets.......................................................      3,828          4,138
Property, plant and equipment, net.................................    263,015        268,429
                                                                      --------       --------
            Total assets...........................................   $528,023       $602,158
                                                                      ========       ========
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
     Accounts payable..............................................   $ 41,625       $ 65,508
     Accrued interest expense......................................      3,371          4,325
     Accrued utilities.............................................      6,305          7,233
     Other accrued expenses........................................      6,256          6,320
                                                                      --------       --------
            Total current liabilities..............................     57,557         83,386
                                                                      --------       --------
Long-term debt, excluding current installments.....................    194,000        239,000
Deferred income taxes..............................................     42,863         42,863
Stockholders' equity:
     Class C preferred stock, $10,000 par value per share.
      Authorized 3,000 shares; issued and outstanding
      3,000 shares.................................................     30,000         30,000
     Common stock, no par value.  Authorized 2,000 shares;
      issued and outstanding 1,000 shares..........................     10,000         10,000

     Retained earnings.............................................    193,603        196,909
                                                                      --------       --------
            Total stockholders' equity.............................    233,603        236,909
     Commitments and contingencies.................................         --             --
                                                                      --------       --------
            Total liabilities and stockholders' equity.............   $528,023       $602,158
                                                                      ========       ========

See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Operations
                                (In thousands)

                                                      Three months ended June 30,        Six months ended June 30,
                                                                              (Unaudited)
                                                         2001           2000                2001           2000
                                                      ------------------------------------------------------------
Net sales.......................................       $167,450       $196,483            $320,828       $384,192
Cost of sales...................................        156,210        159,054             304,481        306,776
                                                       --------       --------            --------       --------
   Gross profit.................................         11,240         37,429              16,347         77,416
Selling, general and administrative expenses....          5,175          7,167              11,534         17,245
                                                       --------       --------            --------       --------
   Income from operations.......................          6,065         30,262               4,813         60,171

Other income (expense):
 Equity in income of affiliate..................            413            692                 940            610
 Interest expense, net..........................         (4,253)        (4,502)             (8,780)        (8,799)
 Other, net.....................................            161            207               1,529            642
                                                       --------       --------            --------       --------
   Income (loss) before income tax expense
    (benefit)...................................          2,386         26,659              (1,498)        52,624
Income tax expenses (benefit)...................            753         10,943              (1,192)        21,470
                                                       --------       --------            --------       --------
   Net income (loss)............................       $  1,633       $ 15,716            $   (306)      $ 31,154
                                                       ========       ========            ========       ========

See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             2001           2000
                                                                          -------------------------
                                                                                  (Unaudited)
Cash flows from operating activities:
     Net income (loss)................................................     $   (306)      $ 31,154
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization.................................       15,035         13,983
        Gain (loss) on disposition and write-down of idle plant
         and equipment................................................          163             (3)
        Undistributed earnings of affiliate...........................         (940)          (610)
        Dividends received from affiliate.............................          243            419
        Change in assets and liabilities:
          Trade accounts receivable, net..............................       (6,815)          (488)
          Inventories.................................................       70,056        (22,069)
          Other receivables and prepaid expenses......................        6,175          1,251
          Accounts payable............................................      (23,883)        (6,370)
          Income taxes payable........................................           --          8,370
          Accrued interest expense....................................         (954)            68
          Other accrued expenses......................................         (992)        (4,082)
                                                                           --------       --------
          Net cash provided by operating activities...................       57,782         21,623
                                                                           --------       --------
Cash flows from investing activities:
     Additions to property, plant and equipment.......................       (9,311)       (12,791)
     Proceeds from (expenses for) sale of property, plant and
       equipment......................................................         (163)            35
                                                                           --------       --------
          Net cash used in investing activities.......................       (9,474)       (12,756)
                                                                           --------       --------
Cash flows from financing activities:
     Net repayments under line-of-credit agreement with banks.........      (45,000)        (1,000)
     Dividends paid...................................................       (3,000)       (12,014)
                                                                           --------       --------
        Net cash used in financing activities.........................      (48,000)       (13,014)
                                                                           --------       --------
        Net increase (decrease) in cash and cash equivalents..........          308         (4,147)
     Cash and cash equivalents at beginning of period.................        2,542          7,899
                                                                           --------       --------
     Cash and cash equivalents at end of period.......................     $  2,850       $  3,752
                                                                           ========       ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest (net of amount capitalized)..........................     $  9,830       $  8,993
        Income taxes..................................................           --         13,100
                                                                           ========       ========

         See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
            Notes To Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months and six months ended June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2000 and 1999 contained in California Steel Industries, Inc.'s Form 10-K for each of the fiscal years ended December 31, 2000 and 1999. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results expected for the full year.

2.   New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company adopted SFAS 133, as amended by SFAS 137 and SFAS 138 on January 1, 2001 and the adoption did not have any material impact on our consolidated financial position, results of operations or liquidity.


     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, or January 1, 2002 for calendar-year companies. The Company believes the future adoption of these statements will not have a material impact on its consolidated financial position, results of operations or liquidity.

3.   Inventories
     -----------

     Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

                                       June 30, 2001       December 31, 2000
                                       -------------       -----------------
                                                 (In thousands)

Finished goods...................         $ 39,111              $ 44,289
Work-in-process..................           27,582                37,310
Raw materials....................           76,545               131,939
Other............................            5,285                 5,041
                                          --------              --------
    Total........................         $148,523              $218,579
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

Results of Operations
---------------------


                                         Tons Billed                       Tons Billed
                                  Three months ended June 30,        Six months ended June 30,
                                  ---------------------------        -------------------------
                                     2001              2000             2001           2000
                                  ----------         --------        ----------     ----------
Hot Rolled................         215,752            192,979         397,843        391,090
Cold Rolled...............          70,242             77,073         133,097        154,500
Galvanized................         154,503            162,597         296,214        317,707
ERW Pipe..................          34,363             38,031          62,437         68,760
                                   -------            -------         -------        -------
Total.....................         474,860            470,680         889,591        932,057
                                   =======            =======         =======        =======

     Net sales. Net sales decreased $29,033,000, or 14.8%, from $196,483,000 for the three months ended June 30, 2000 to $167,450,000 for the three months ended June 30, 2001. Our year-to-date net sales decreased $63,364,000 or 16.5% from $384,192,000 for six months ended June 30, 2000 to $320,828,000 for the same period in year 2001. Although net tons billed increased 4,180 for the three months ended June 30, 2001 to 474,860 from 470,680 for the same period in year 2000, our year-to-date net tons billed decreased 42,466, or 4.6% from 932,057 for six months ended June 30, 2000 to 889,591 for six months ended June 30, 2001. Our unit prices on sales of our products fell for three and six month periods ended June 30, 2001, compared to the same periods of 2000.

     Gross profit. Gross profit decreased $26,189,000, or 70.0%, from $37,429,000 for the three months ended June 30, 2000 to $11,240,000 for the three months ended June 30, 2001 and $61,069,000 or 78.9% from $77,416,000 for the six months ended June 30, 2000 to $16,347,000 for the same period in year 2001. Gross profit as a percentage of net sales also decreased from 19.0% for the three months ended June 30, 2000 to 6.7% for the same period in 2001 and from 20.2% for the six months ended June 30, 2000 to 5.1% for the same period in year 2001. Our gross profit for the six months ended June 30, 2001, decreased mainly due to a reduction in our average sales price, smaller sales volume and an increase in our utility costs. The average unit price we paid for natural gas during the three months and six months ended June 30, 2001 was 293% and 288% higher than the average unit price we paid during the three and six months ended June 30, 2000, resulting in increased costs of approximately $7,882,000 and $13,121,000, respectively. The average unit price we paid for electricity during the three and six months ended June 30, 2001 was 165% and 148% higher than the average unit price we paid during the three and six months ended June 30, 2000, resulting in increased costs of approximately $2,522,000 and $3,281,000 respectively.

     Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses decreased $1,992,000, or 27.8%, from $7,167,000 for three months ended June 30, 2000 to $5,175,000 for three months ended June 30, 2001. Our year-to-date SG&A expenses also decreased $5,711,000, or 33.1%, from $17,245,000 for six months ended June 30, 2000 to $11,534,000 for six months ended June 30, 2001. A reduction in management performance compensation and various other administrative expenses contributed to this decrease.

     Equity in income of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the three and six months ended June 30, 2001, we recognized income from our investment in Companhia Siderurgica de Tubarao of $413,000 and $940,000 compared to $692,000 and $610,000 for the same periods in 2000.

     Interest expense. Net interest expense decreased $249,000, or 5.5%, from $4,502,000 for the three months ended June 30, 2000 to $4,253,000 for the same period in 2001 and $19,000, or 0.2%, from $8,799,000 for the six months ended June 30, 2000 to $8,780,000 for the same period in 2001. Our average outstanding debt decreased during the first six months of 2001 compared to the same period of 2000, and our effective interest rates during the first six months of 2001 also decreased compared to the same period of 2000. Interest expense figures are net of interest income and capitalized interest of $199,000 and $394,000 for the three and six months ended June 30, 2000 respectively and $52,000 and $220,000 for the same periods in 2001.

     Income taxes. As a result of a lower income before income taxes of $2,386,000 from $26,659,000, income taxes expense decreased $10,190,000, from $10,943,000 to $753,000 for the three-month period ended June 30, 2001 compared to the same period of 2000. As a result of loss before income taxes of $1,498,000, from income of $52,624,000, an income tax benefit of $1,192,000 compared to the income tax expense of $21,470,000 was recognized for the six months ended June 30, 2001 compared to the same period of 2000. Our effective tax rate was 31.6% for three months ended June 30, 2001, compared to 41.0% for three months ended June 30, 2000. Our effective tax benefit rate for the six month period ending June 30, 2001 was 79.6% compared to the effective tax rate of 40.8% for the six month period ending June 30, 2000. The difference in the effective tax rate was due to an increase in State Manufacturers' Investment Tax Credit (MIC) credit recorded in the three and six months ending June 30, 2001 compared to the MIC credit recorded in the same periods in 2000.

     Net income (loss). Net income for the three months ended June 30, 2001 was $1,633,000 compared to the net income of $15,716,000 for the three months ended June 30, 2000, a decrease of $14,083,000. Our net loss for the six months ended June 30, 2001 was $306,000 compared to the net income of $31,154,000 for the six months ended June 30, 2000, a decrease of $31,460,000.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, we had $2,850,000 in cash and cash equivalents and approximately $69,000,000 in financing available under our credit facilities. During the six months ended June 30, 2001, cash flows from operations generated $57,782,000, which consisted of a $306,000 net loss, $15,035,000 in depreciation and amortization expense and a net cash flow increase of $43,587,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $70,056,000 decrease in inventories and $23,883,000 decrease in accounts payable. Cash flows from investing activities during the six months ended June 30, 2001 consisted predominantly of $9,311,000 of capital expenditures. Cash flows from financing activities during the six months ended June 30, 2001 consisted of net repayments under our credit facilities of $45,000,000 and a dividend payment to shareholders of $3,000,000. During the six months ended June 30, 2001, we also paid $6,375,000 in interest on our 8.5% senior notes.

     In March 1999, we entered into a new $130,000,000 five-year bank facility. Approximately $44,000,000 was outstanding under this facility as of June 30, 2001. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

     On March 12, 2001, we entered into a second amendment to our five-year bank facility. This second amendment modified certain financial covenants applicable to fiscal year 2001 only. As a result, the fixed charge coverage ratio tests at the end of March 31, June 30 and September 30, 2001 were replaced by a minimum cumulative EBITDA (earnings before interest, taxes, depreciation and amortization, as defined) requirements of $1,000,000, $15,000,000 and $34,000,000, respectively. The second amendment also limits our capital expenditures during fiscal year 2001 to $20,000,000 and modifies our pricing grid from a range of 70 to 100 basis points to a range of 100 to 230 basis points. We were in compliance with all terms and conditions of our bank facility, as amended, at June 30, 2001.

     We anticipate that our primary liquidity requirements for 2001 will be for working capital, capital expenditures and debt service. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our $130,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing. The carrying amount of the 8.5% senior notes is $150,000,000, and based on the quoted market price at June 30, 2001 was approximately $136,500,000. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was approximately 3.75%, plus margin at June 30, 2001. We estimate that the average amount of debt outstanding under the facility for fiscal year 2001 will be approximately $80.0 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $800,000 for the year.

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

     During 2000 and continuing through much of the second quarter of 2001, rising natural gas prices negatively affected our profitability. In February and May of 2001, we entered into natural gas purchase agreements to reduce our exposure to natural gas price volatility derived from the NYMEX natural gas commodity index.


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


August 3, 2001
                                  CALIFORNIA STEEL INDUSTRIES, INC.



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

                               INDEX TO EXHIBITS

Exhibit
Number
--------       Description
               -----------

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