Form 10-Q
period 2001-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2001-11-09
CIK 751799

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2001

                                       OR

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from  ___________ to ______________



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

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         [X]  Yes      [_]   No

As of October 30, 2001, 1,000 shares of the Company's common stock, no par value, were outstanding.

                        CALIFORNIA STEEL INDUSTRIES, INC.

                                Table of Contents
                                -----------------

                                                                                                     Page
PART I  FINANCIAL INFORMATION ......................................................................    1

     ITEM 1. FINANCIAL STATEMENTS ..................................................................    1

             Consolidated Balance Sheets as of September 30, 2001
             (unaudited) and December 31, 2000 .....................................................    1

             Consolidated Statements of Operations for the three and nine months ended
             September 30, 2001 and September 30, 2000 (unaudited) .................................    2

             Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2001 and September 30, 2000 (unaudited) .................................    3

             Notes to Consolidated Financial Statements (unaudited) ................................    4

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ...................................................    6

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK ...........................................................................   10

PART II OTHER INFORMATION ..........................................................................   11

     ITEM 1. LEGAL PROCEEDINGS .....................................................................   11

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................................   12

SIGNATURE ..........................................................................................   13

INDEX TO EXHIBITS ..................................................................................   14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets

                                 (In thousands)

                                                                                        As of                As of
                                                                                    September 30,         December 31,
                                    Assets                                               2001                 2000
                                    ------                                         ---------------       --------------
                                                                                     (Unaudited)
Current assets:
         Cash and cash equivalents.........................................           $    1,198           $    2,542
         Trade accounts receivable, less allowance for doubtful
             receivables of $600,000 at September 30, 2001 and
             December 31, 2000.............................................               67,143               59,998
         Inventories.......................................................              150,148              218,579
         Deferred income taxes.............................................                3,242                3,242
         Other receivables and prepaid expenses............................                5,717                9,079
                                                                                     -----------          -----------

                      Total current assets.................................              227,448              293,440
                                                                                     -----------          -----------

Investment in affiliated company...........................................               36,815               36,151
Other assets...............................................................                3,673                4,138
Property, plant and equipment, net.........................................              259,537              268,429
                                                                                     -----------          -----------

                      Total assets.........................................           $  527,473           $  602,158
                                                                                     ===========          ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:

         Accounts payable..................................................           $   41,198           $   65,508
         Accrued interest expense..........................................                  161                4,325
         Accrued utilities.................................................                3,645                7,233
         Other accrued expenses............................................                7,494                6,320
                                                                                     -----------          -----------

                      Total current liabilities............................               52,498               83,386
                                                                                     -----------          -----------

Long-term debt, excluding current installments.............................              202,000              239,000
Deferred income taxes......................................................               42,863               42,863

Stockholders' equity:

         Class C preferred stock, $10,000 par value per share.
             Authorized 3,000 shares; issued and outstanding
             3,000 shares..................................................               30,000               30,000
         Common stock, no par value.  Authorized 2,000 shares; issued
             and outstanding 1,000 shares..................................               10,000               10,000
         Retained earnings.................................................              190,112              196,909
                                                                                     -----------          -----------

                      Total stockholders' equity...........................              230,112              236,909

         Commitments and contingencies.....................................                   --                   --
                                                                                     -----------          -----------

                      Total liabilities and stockholders' equity...........           $  527,473           $  602,158
                                                                                     ===========          ===========

See accompanying notes to consolidated financial statements.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations

                                 (In thousands)

                                                                 Three months ended                 Nine months ended
                                                                    September 30,                      September 30,
                                                                    -------------                      -------------
                                                                                        (Unaudited)
                                                               2001                2000             2001             2000
                                                        ---------------------------------------------------------------------
Net sales.............................................      $168,291            $186,796         $489,119         $570,988
Cost of sales.........................................       164,537             170,810          469,018          477,586
                                                            --------            --------         --------         --------

       Gross profit...................................         3,754              15,986           20,101           93,402
Selling, general and administrative expenses..........         5,900               6,824           17,434           24,069
                                                            --------            --------         --------         --------

       Income (loss) from operations..................        (2,146)              9,162            2,667           69,333

Other income (expense):
   Equity in income (loss) of affiliate...............           (33)                937              907            1,547
   Interest expense, net..............................        (3,946)             (4,821)         (12,726)         (13,620)
   Other, net.........................................            25                 229            1,554              871
                                                            --------            --------         --------         --------

       Income (loss) before income tax expense
        (benefit).....................................        (6,100)              5,507           (7,598)          58,131
Income tax expense (benefit)..........................        (2,609)              2,091           (3,801)          23,561
                                                            ---------           --------         ---------        --------

       Net income (loss)..............................      $ (3,491)           $  3,416         $ (3,797)        $ 34,570
                                                            =========           ========         =========        ========

See accompanying notes to consolidated financial statements.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                         ----------------------------------------
                                                                                                2001                 2000
                                                                                         -------------------- -------------------
                                                                                                       (Unaudited)
Cash flows from operating activities:
         Net income (loss).............................................................    $      (3,797)       $      34,570
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                  Depreciation and amortization........................................           22,649               21,228
               Gain (loss) on disposition and write-down of idle plant and
                  equipment............................................................               --                   (3)
               Undistributed earnings of affiliate.....................................             (907)              (1,547)
               Dividends received from affiliate.......................................              243                  762
               Change in assets and liabilities:
                  Trade accounts receivable, net.......................................           (7,145)              (5,530)
                  Inventories..........................................................           68,431              (24,021)
                  Other receivables and prepaid expenses...............................            3,362                1,088

                  Accounts payable.....................................................          (24,310)             (11,143)
                  Income taxes payable.................................................               --               (2,946)
                  Accrued interest expense.............................................           (4,164)               8,452
                  Other accrued expenses...............................................           (2,414)                (284)
                                                                                           -------------        -------------
                              Net cash provided by operating activities................           51,948               20,626
                                                                                           -------------        -------------
Cash flows from investing activities:
         Additions to property, plant and equipment....................................          (13,292)             (23,117)
         Proceeds from (expenses for) sale of property, plant and equipment............               --                   35
                                                                                           -------------      ---------------
                              Net cash used in investing activities....................          (13,292)             (23,082)
                                                                                           -------------      ---------------
Cash flows from financing activities:
         Net repayments under line-of-credit agreement with banks......................          (37,000)              12,000
         Dividends paid................................................................           (3,000)             (15,014)
                                                                                           -------------        -------------
               Net cash used in financing activities...................................          (40,000)              (3,014)
                                                                                           -------------        -------------
                               Net decrease in cash and cash equivalents...............           (1,344)              (5,470)
         Cash and cash equivalents at beginning of period..............................            2,542                7,899
                                                                                           -------------        -------------
         Cash and cash equivalents at end of period....................................    $       1,198        $       2,429
                                                                                           =============        =============

Supplemental disclosures of cash flow information:
         Cash paid during the period for:
               Interest (net of amount capitalized)....................................    $      16,992        $      16,924
               Income taxes............................................................               --               15,109
                                                                                           =============        =============

          See accompanying notes to consolidated financial statements.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY
             Notes To Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months and nine months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

         The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in California Steel Industries, Inc.'s Form 10-K for each of the fiscal years ended December 31, 2000 and 1999. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results expected for the full year.

2.       New Accounting Pronouncements
         -----------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133, as amended by SFAS 137 and SFAS 138 on January 1, 2001 and the adoption did not have any material impact on its financial position, results of operations or liquidity.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company believes the future adoption of these statements will not have a material impact on its financial position, results of operations or liquidity.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not assessed whether the application of these standards will have a material effect on the Company's financial position, results of operations or liquidity.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not assessed whether the application of these standards will have a material effect on the Company's financial position, results of operations or liquidity.

3.       Inventories
         -----------

         Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

                                                                 September 30,         December 31,
                                                                     2001                  2000
                                                              -------------------   ------------------
                                                                            (In thousands)
              Finished goods...............................        $ 28,677                  $ 44,289
              Work-in-process..............................          26,759                    37,310
              Raw materials................................          89,139                   131,939
              Other........................................           5,573                     5,041
                                                                 ----------                ----------
                  Total....................................        $150,148                  $218,579
                                                                 ==========                ==========

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

Results of Operations
---------------------

                                                     Tons Billed                        Tons Billed
                                                 Three months ended                 Nine months ended
                                                    September 30,                      September 30,
                                           --------------------------------   --------------------------------
                                                2001              2000             2001              2000
                                           --------------    --------------   --------------    --------------
          Hot Rolled...................        218,561           179,224           616,404          570,314
          Cold Rolled..................         66,710            66,871           199,807          221,371
          Galvanized...................        168,170           164,732           464,384          482,439
          ERW Pipe.....................         35,244            35,860            97,681          104,620
                                               -------           -------         ---------        ---------
          Total........................        488,685           446,687         1,378,276        1,378,744
                                               =======           =======         =========        =========

         Net sales. Net sales decreased $18,505,000, or 9.9%, from $186,796,000 for the three months ended September 30, 2000 to $168,291,000 for the three months ended September 30, 2001. Our year-to-date net sales decreased $81,869,000 or 14.3% from $570,988,000 for nine months ended September 30, 2000 to $489,119,000 for the same period in year 2001. Net tons billed increased 41,998 for the three months ended September 30, 2001 to 488,685 from 446,687 for the same period in year 2000, our year-to-date net tons billed almost stayed the same from 1,378,744 for the nine months ended September 30, 2000 to 1,378,276 for the nine months ended September 30, 2001. The average sales price for our products fell for both the three and nine-month periods ended September 30, 2001 when compared to the same periods of 2000.

         Gross profit. Gross profit decreased $12,232,000, or 76.5%, from $15,986,000 for the three months ended September 30, 2000 to $3,754,000 for the three months ended September 30, 2001 and $73,301,000 or 78.5% from $93,402,000 for the nine months ended September 30, 2000 to $20,101,000 for the same period in year 2001. Gross profit as a percentage of net sales also decreased from 8.6% for the three months ended September 30, 2000 to 2.2% for the same period in 2001 and from 16.4% for the nine months ended September 30, 2000 to 4.1% for the same period in year 2001. Our gross profit for the nine months ended September 30, 2001, decreased mainly due to a reduction in our average sales price, and an increase in our utility costs. The decrease in gross profit was partially offset by lower slab consumption costs. The average unit price we paid for natural gas during the three months and nine months ended September 30, 2001 was 148% and 227% higher than the average unit price we paid during the three and nine months ended September 30, 2000, resulting in increased costs of approximately $2,750,000 and $15,989,000, respectively. The average unit price we paid for electricity during the three and nine months ended September 30, 2001 was 189% and 152% higher than the average unit price we paid during the three and nine months ended September 30, 2000, resulting in increased costs of approximately $3,824,000 and $6,267,000 respectively.

         Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses decreased $924,000, or 13.5%, from $6,824,000 for three months ended September 30, 2000 to $5,900,000 for three months ended September 30, 2001. Our year-to-date SG&A expenses also decreased $6,635,000, or 27.6%, from $24,069,000 for nine months ended September 30, 2000 to $17,434,000 for nine months ended September 30, 2001. A reduction in management performance compensation and various other administrative expenses contributed to this decrease.

         Equity in income of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the three and nine months ended September 30, 2001, we recognized a loss of from our investment in Companhia Siderurgica de Tubarao of $33,000 and income of $907,000 compared to income of $937,000 and $1,547,000 for the same periods in 2000.

         Interest expense. Net interest expense decreased $875,000 or 18.1%, from $4,821,000 for the three months ended September 30, 2000 to $3,946,000 for the same period in 2001 and $894,000, or 6.6%, from $13,620,000 for the nine months ended September 30, 2000 to $12,726,000 for the same period in 2001. Our average outstanding debt decreased during the first nine months of 2001 compared to the same period of 2000, and our effective interest rates during the first nine months of 2001 also decreased compared to the same period of 2000. Interest expense figures are net of interest income and capitalized interest of $150,000 and $544,000 for the three and nine months ended September 30, 2000 respectively $80,000 and $300,000 for the same periods in 2001.

     Income taxes. As a result of a loss before income taxes of $6,100,000, we had an income tax benefit of $2,609,000 for the three-month period ended September 30, 2001 compared to income before income taxes of $5,507,000 and income tax expense of $2,091,000 for the same period of 2000. As a result of a loss before income taxes of $7,598,000, an income tax benefit of $3,801,000 was recognized for the nine months ended September 30, 2001 compared to income before income taxes of $58,131,000 and income tax expense of $23,561,000 for the same period of 2000. Our effective tax benefit rate was 42.8% for three months ended September 30, 2001, compared to effective tax rate of 38.0% for three months ended September 30, 2000. Our effective tax benefit rate for the nine-month period ending September 30, 2001 was 50.0% compared to the effective tax rate of 40.5% for the nine-month period ending September 30, 2000. The difference in the effective tax rate was due to an increase in the California State Manufacturers' Investment Tax Credit (MIC) recorded in the three and nine month periods ending September 30, 2001 compared to the MIC recorded in the same periods in 2000.

     Net income(loss). Net loss for the three months ended September 30, 2001 was $3,491,000 compared to the net income of $3,416,000 for the three months ended September 30, 2000, a decrease in income of $6,907,000. Our net loss for the nine months ended September 30, 2001 was $3,797,000 compared to the net income of $34,570,000 for the nine months ended September 30, 2000, a decrease of $38,367,000 in income.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2001, we had $1,198,000 in cash and cash equivalents and approximately $62,000,000 in financing available under our credit facility. During the nine months ended September 30, 2001, cash flows from operations generated $51,948,000, which consisted primarily of a $3,797,000 net loss, $22,649,000 in depreciation and amortization expense and a net cash flow increase of $33,760,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $68,431,000 decrease in inventories and a $24,310,000 decrease in accounts payable. Cash flows from investing activities during the nine months ended September 30, 2001 consisted predominantly of $13,292,000 of capital expenditures. Cash flows from financing activities during the nine months ended September 30, 2001 consisted of net repayments under our credit facilities of $37,000,000 and a dividend payment to shareholders of $3,000,000. During the nine months ended September 30, 2001, we also paid $12,750,000 in interest on our 8.5% senior notes.

     In March 1999, we entered into a new $130,000,000 five-year bank facility. Approximately $52,000,000 was outstanding under this facility as of September 30, 2001. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

     On March 12, 2001, we entered into a second amendment to our five-year bank facility. This second amendment modified certain financial covenants applicable to fiscal year 2001 only. As a result, the fixed charge coverage ratio tests at the end of March 31, June 30 and September 30, 2001 were replaced by a minimum cumulative EBITDA (earnings before interest, taxes, depreciation and amortization, as defined) requirements of $1,000,000, $15,000,000 and $34,000,000, respectively. The second amendment also limits our capital expenditures during fiscal year 2001 to $20,000,000 and modifies our pricing grid from a range of 70 to 100 basis points to a range of 100 to 230 basis points. On June 12, 2001 we entered into a third amendment to our bank facility. Under this amendment we replaced certain banks for our bank facility and reallocated each bank's commitment amount. On September 26, 2001, we entered into a fourth amendment to our bank facility that modified one financial covenant applicable to September 30, 2001 only. As a result of this agreement, a minimum cumulative EBITDA requirements of $34,000,000 at September 30, 2001 was replaced by a minimum EBITDA of $26,000,000. We were in compliance with all terms and conditions of our bank facility, as amended, at September 30, 2001.

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

     For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was approximately 2.6875%, plus margin at September 30, 2001. We estimate that the average amount of debt outstanding under the facility for the next twelve months will be approximately $60.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $600,000 for the year.

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

     During 2000 and continuing through much of the second quarter of 2001, rising and volatile natural gas prices negatively affected our profitability. In February, May and September of 2001, we entered into natural gas purchase agreements to reduce our exposure to natural gas price volatility derived from the NYMEX natural gas commodity index.

     As a result of electricity shortages occurring during the calendar year 2001, the state of California has directly participated in the supply of electric power to local consumers. Concurrently, the State dramatically increased the price consumers' pay for electricity. In our case, power rates have increased by more than 100% when compared to similar periods in 2000. In order to mitigate the effects of the State's intervention, we are participating in the Direct Access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. We recently entered into an amended agreement with an energy services provider which enhances our ability to purchase our power requirements at a reduced rate. The agreement, as amended, is resulting in lower electricity costs beginning in September 2001, through December 2002. The Public Utilities Commission of the State of California ("PUC") issued an order on September 20, 2001, suspending the ability of parties to enter into new Direct Access contracts as of that date. Said order also indicates that the PUC is considering several future actions regarding Direct Access, including potential exit fees or even an attempt to suspend some contracts retroactively. If such an order is adopted, it could potentially affect our ability to continue obtaining electricity service at a reduced price.

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

   4.4 Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks.


____________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.


(b)    Reports on Form 8-K.

           None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2001
                                      CALIFORNIA STEEL INDUSTRIES, INC.



                                      By: /s/ Vicente B. Wright
                                          --------------------------------------
                                              Vicente B. Wright,
                                              Executive Vice President, Finance
                                              (Principal Financial and
                                              Accounting Officer)

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

   4.4 Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks.



________________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.