Form 10-K405
period 2001-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2002-03-28
CIK 751799

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    ------------    ------------

                        Commission File Number: 333-79587

                               ------------------

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

                               ------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
                                                     ---------------------
     Title of Each Class:                            on Which Registered:
     -------------------                             --------------------
            None                                             None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2002, there were 1,000 shares of the registrant's common stock, no par value, outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For The Fiscal Year Ended December 31, 2001

                                                                                                      Page
                                                                                                      ----
PART I.

Item 1.    Business................................................................................     1

Item 2.    Properties..............................................................................    10

Item 3.    Legal Proceedings.......................................................................    10

Item 4.    Submission of Matters to a Vote of Security Holders.....................................    10

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...................    11

Item 6.    Selected Financial Data.................................................................    11

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...    12

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..............................    17

Item 8.    Consolidated Financial Statements and Supplementary Data................................    18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....    18

PART III

Item 10.   Directors and Executive Officers of the Registrant......................................    19

Item 11.   Executive Compensation..................................................................    20

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................    24

Item 13.   Certain Relationships and Related Transactions..........................................    24

PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........................    26

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

Recent Industry Conditions

     During 2001 the domestic steel industry suffered from excess supply and depressed prices that have reached 20-year lows. This situation began in 1998 with a sustained surge of foreign steel into the U.S. market. Import levels remained at extraordinarily high levels in 1999, 2000 and through much of 2001. Prices have dropped to levels that are unsustainable and, combined with a weakening economy, forced more than 30 steel industry firms into bankruptcy.

     On June 5, 2001, President Bush announced an initiative to address the problems facing the U.S. steel industry and global over capacity. The proposal contained three elements: (1) initiate a Section 201 investigation, (2) begin negotiations with trading partners in order to eliminate ineffective excess steelmaking capacity; and (3) enter into negotiations on the rules governing steel trade, and eliminate market distorting subsidies. On October 22, 2001, the International Trade Commission determined that the domestic steel industry was being injured by imports of foreign produced steel. On December 7, 2001, the International Trade Commission recommended a strong tariff-based remedy for flat rolled steel products, and a majority of the commissioners recommended a tariff rate quota for steel slabs.

     Pursuant to his authority under Section 201 of the Trade Act of 1974, President Bush on March 5, 2002 announced that slab imports for all countries other than Canada and Mexico will be subject to a tariff-rate quota ("TRQ"). The TRQ will exempt the first 5.4 million tons of imported slab from tariffs; imports above that level will face the same tariffs that are imposed on finished flat-rolled products. The exemption will increase to 5.9 million tons in year two, and 6.4 million tons in year three. President Bush imposed tariffs of 30 percent on imports of plate and hot-rolled, cold-rolled, and coated flat-rolled products from all countries other than Canada and Mexico. The tariffs will decrease to 24 percent in year two, and 18 percent in year three.

     We believe the President's decision allows us to continue operating our slab based business model without modification and that the TRQ on imported slab should provide sufficient quantities of imported slab for traditional merchant slab consumers. However, there can be no assurances that others steel firms will modify their business models and begin importing large quantities of steel slabs thereby reducing the existing TRQ available for traditional merchant slab consumers. Further, we believe the tariffs imposed on finished flat-rolled products may create opportunities for prices to rise during the time tariffs are in place. However, there can be no assurances that domestic steel prices will be affected by the tariffs on imported flat-rolled products.

Products and Customers

     Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance weld (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                        2001      2000     1999     1998     1997
                                                       ------   -------   ------   ------   ------

Hot rolled coil and sheet ..........................     45.3%     40.7%    47.3%    52.1%    58.0%
Cold rolled coil and sheet .........................     13.9%     16.1%    15.9%    15.1%    12.0%
Galvanized coil and sheet ..........................     34.2%     35.6%    29.7%    24.4%    21.8%
ERW pipe ...........................................      6.6%      7.6%     7.1%     8.4%     8.2%
                                                       ------   -------   ------   ------   ------
     Total .........................................      100%      100%     100%     100%     100%
                                                       ------   -------   ------   ------   ------
Total tons billed, excluding scrap (in thousands) ..    1,828     1,753    1,803    1,614    1,625
                                                       ======   =======   ======   ======   ======

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

     We have approximately 300 active customers, with no single customer accounting for more than 6% of our 2001 net sales. Our customers include service and processing centers, construction and building material companies, roofing and decking manufacturers, structural tubing concerns, oil and gas producers and distributors, wheel and rim manufacturers, packaging and container companies as well as various customers in other industries.

     We do not actively pursue sales in foreign markets and we make foreign sales only when they are economically advantageous to us. In 2001, we sold approximately 26,400 tons of steel product to customers in Mexico and Canada, which represented approximately 1.4% of our total 2001 tons billed.

     Hot rolled coil and sheet is our largest product category as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, shipping containers, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2001, we directed approximately 45.7% of our hot rolled production to outside sales and we further processed approximately 54.3% internally for our own higher-margin, value added product needs.

     Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, lighting fixtures, metal office furniture, water heaters, container manufacturers, tubing, appliances, galvanized containers and a variety of construction related products. In 2001, we directed approximately 29.9% of our cold rolled production to outside sales and we further processed approximately 70.1% internally for our own higher-margin, value added product needs.

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

Operations

     We initially began operations in 1984 utilizing certain purchased assets from the former Kaiser Steel Corporation. Based on a business model that depended on the purchase of semi-finished steel slab from third party vendors, we were the first company in the United States to operate steel rolling mills without a dedicated source of slab feedstock. Significant business success and market acceptance of our slab based business model encouraged us to consider a modernization program designed to increase production and improve our product mix.

Modernization Program

     In 1999, we completed a six-year modernization program encompassing capital expenditures of approximately $250.0 million. We believe that these investments have strengthened our competitive position by reducing operating costs, broadening our product line, improving product quality and significantly increasing our throughput capacity of flat rolled steel products. Since the completion of our modernization program, we have continued to make selective investments designed to keep our facilities competitive or reduce operating costs.

     The following table describes the primary investments made under our modernization program:

     Major Investment         Amount       Completion             Benefit
     ----------------         ------       ----------             -------
                           (in millions)
Continuous pickling
   line...................     $68              1994      .     Replaced two pickling lines and increased
                                                                annual continuous pickling capacity from
                                                                780,000 to 1.2 million tons

                                                          .     Increased overall efficiency, productivity and
                                                                product quality

Five-stand cold rolling
   mill modernization.....     $64              1997      .     Revamped five-stand cold rolling mill and
                                                                increased throughput capacity and improved
                                                                overall product quality

                                                          .     Increased maximum width of coils produced
                                                                from 42" to 62", allowing for a
                                                                commensurate increase in coil weight from
                                                                18 to 35 tons (increased width matches width
                                                                capacity on new continuous pickling line)

Reheat furnace............     $28              1997      .     Walking beam furnace substantially replaced
                                                                3 pusher furnaces

                                                          .     Reduced emissions from reheating process
                                                                and decreased energy costs

Second continuous
   galvanizing line.......     $73              1998      .     Increased annual capacity from 375,000 to
                                                                550,000 tons

                                                          .     Provided ability to produce a broader product
                                                                range (we believe the widest range in the
                                                                western United States)

                                                          .     Improved efficiency by allowing each
                                                                galvanizing line to focus on either high or low
                                                                gauge product

                                                          .     Investment includes a capital expenditure of
                                                                $38.5 million and an operating lease of $34.5
                                                                million

Coil handling system......     $14              1999      .     Reduced hot coil cooling times from 3 days to
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

Hot Strip Rolling and Finishing Mills

     We produce hot rolled coil and sheet from slab in our hot strip mill. A walking beam furnace reheats slab, directs it to a multi-stand rolling mill to reduce thickness and rolls it into coil. Equipped with an automatic gauge control system and technologically advanced computer controls, the hot strip mill currently possesses a throughput capacity of over 1.7 million tons annually and can produce hot rolled coil in gauges from 0.053" to 0.750".

     The hot strip mill facility is primarily composed of the following:

     .    a walking beam furnace with a capacity of 6,480 tons of slab per day;
          and

     . the 86" mill which consists of five roughing stands, a scale breaker, six finishing stands and two downcoilers.

     In addition, the hot strip finishing lines are composed of the following:

     . an 80" coil slitter line that can trim product up to 0.375" in thickness and can be easily adjusted to meet a variety of customer-specified widths;

     .    one shear line using a synchronized flying shear;

     . a skin pass line that uses one 2-hi mill with 32" diameter x 86" rolls which is used for surface improvements; and

     . a build-up line that is used to increase coil sizes to customers specifications.

Continuous Pickle Line

     We can further process hot rolled coil on the 62-inch continuous pickle line for direct sales to our customers or for our own cold rolling and galvanizing production. The continuous pickle line is a conventional horizontal design with a coil entry section, welder, hot water preheat tanks, acid tanks, water rinse, dryer, looper, side trimmer, coiler, oiling equipment and scale. The line, which was installed in 1994, can currently yield up to approximately
1.2 million tons per year.

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

     The cold rolled facility, with a current annual finished capacity of approximately 1.0 million tons, includes the following:

     .    a five-stand reduction mill;

     .    an electrolytic cleaning line; and

     .    twenty hydrogen annealing bases.

     The five-stand reduction mill reduces pickled steel strip from a gauge range of 0.075" to 0.225" to a range of 0.010" to 0.172" in thickness, with a maximum width of 60". The five-stand reduction mill was completely revamped in 1997. After cold reduction, coil is cleaned in a 200 feet to 1,000 feet per minute electrolytic cleaning line, producing smut-free steel which is then batch annealed before final production in the 60" temper mill, where the steel is tempered to specified finish and gauge.

     In 2001, we completed a capital investment project that replaced our existing Hydrogen/Nitrogen gas annealing units with twenty, state of the art, Hydrogen Annealing units. Hydrogen annealing is a process that heats steel coils to annealing temperatures in a pure Hydrogen atmosphere, in comparison to the previous batch annealing process which used a Hydrogen/Nitrogen mixed gas (HNx) atmosphere. Hydrogen annealing provides higher productivity, improved product quality, and a reduction in utilities consumption compared to HNx annealing. The new annealing facility has an annual capacity of 360,000 tons of cold rolled annealed product per year.

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

     With the addition of our second continuous galvanizing line that was placed in production in August 1998, we believe that our galvanizing facilities can produce the full range of coated steel. The combined theoretical capacity of our galvanizing lines is approximately 550,000 tons per year. However, in 2001 we achieved higher levels of productivity resulting in approximately 631,000 tons of galvanized steel production. The first continuous galvanizing line is horizontally configured and produces gauges from 0.012" to 0.174". The second continuous galvanizing line is vertically configured and produces gauges from 0.010" to 0.060".

Electric Resistance Weld (ERW) Pipe Mill

     We produce ERW pipe by rollforming hot rolled skelp into a pipe shape, welding the edges together with a high frequency welder, annealing the weld and cutting the finished product to length on a continuous line. The ERW pipe may then undergo additional testing and/or finishing operations like hydrotesting and end beveling.

     The pipe mill produces pipe with outside diameters ranging from 4.5" to 16" and wall thickness ranging from 0.156" to 0.375", with lengths available up to 63 feet without mid-weld. Process coating is available through local coating applicators, one of whom lease space on our property. The ERW pipe mill has a current capacity of approximately 150,000 tons per year.

Semi-Finished Steel Slab and Suppliers

     Steel slab is a semi-finished steel raw material in rectangular form and is generally the first form taken by molten steel after it solidifies. The principal users of steel slab are steel producers or processors that roll slab into finished products like plate or coil.

     Historically, our raw material consumption costs have comprised approximately 70% of our cost of goods sold. We are the largest importer and the second largest purchaser of slab in the world. We purchase slab from a diverse group of foreign suppliers to obtain high quality steel at low cost through reliable sources. Our foreign vendors are located in Brazil, Mexico, Australia, Japan, Russia, South Africa, China, and Venezuela.

     We typically make our slab purchases on a quarterly basis. As of December 31, 2001 we were committed, in the form of open purchase orders, to purchase approximately $44 million in steel slabs. All of our 2001 slab purchases were made on a quarterly basis and we expect to continue to negotiate slab prices and volume with our traditional suppliers on a quarterly basis for our slab purchases in 2002.

     Although we are not reliant on any one single vendor, in 2001, we purchased approximately 17% of our slab from Ispat Mexicana de C. V. -Imexsa of Mexico and approximately 49% of our slab from Companhia Siderurgica de Tubarao of Brazil. Ispat Mexicana and Companhia Siderurgica de Tubarao are the only two steel facilities in the world dedicated solely to the production of steel slab. Each company currently does not possess production equipment beyond slab casting.

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

     We negotiate with a variety of shipping companies to deliver our slab directly to the Port of Los Angeles. We also charter vessels from Seamar Shipping Corporation, a subsidiary of Companhia Vale do Rio Doce. The vessels are loaded following a specific stowage plan that we develop. The plan ensures high productivity rates at both the loading and unloading sites. Our agents are on site for the loading of each shipment. After unloading, the slab is transported to our facility by rail using the services of Burlington Northern Santa Fe Railroad and Union Pacific Rail Lines. In January 2001, we extended our long-term contract with Burlington Northern Santa Fe Railroad through December 2013. This agreement provides us with transportation services at fixed rates and ensures us a dedicated level of rail availability through the term of the agreement. Additionally, Burlington Northern Santa Fe Railroad utilizes rail cars designed specifically to transport steel slab. We believe this will greatly improve the efficiency and safety of steel slab transportation through our community.

     Under an agreement that we have entered into with our two shareholders, we continuously purchase slabs from Companhia Siderurgica de Tubarao as raw material for our operations according to basic terms and conditions agreed upon from time to time. In addition, our stockholders have agreed to maintain the existing contract between us and Companhia Siderurgica de Tubarao in accordance with their respective terms and conditions.

     We believe that our integrated slab procurement system allows us to manage our slab inventory levels, ensuring optimal tonnage levels as well as the slab quality necessary to meet our customers' order specifications. As of December 2001 , we had what we believed to be firm backlog orders of approximately 240,000 tons. Based on our average sales price at that time, the backlog value was approximately $83,000,000. As of December 2000, we had what we believed to be firm backlog orders of approximately 120,000 tons. Based on our average sales price at that time, the backlog value was approximately $48,000,000.

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

     We are the only producer of flat rolled steel products located in the western United States which can supply hot rolled, cold rolled and galvanized coil and sheet. We also produce ERW pipe in diameters ranging from 4.5" to 16.0". We believe that we are well equipped to provide "one-stop shopping" for our customers and we believe that this maximizes sales opportunities and increases the convenience and value of the service we provide to customers. We will continue to invest in the quality of our products across all product lines, allowing us to market ourselves as a full-service provider of flat rolled steel in the region.

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

     We are also subject to general economic trends and conditions, such as the presence or absence of sustained economic growth and currency exchange rates. We are particularly sensitive to trends in the construction, agriculture, oil and gas and gas transmission industries, because these industries are significant markets for our steel products. If there were a downturn in one or more of these industries, our sales volume, prices, profitability and liquidity could be adversely affected.

U.S. Competition

     We compete with western U.S. based producers of steel sheet products, including steel processors, one integrated producer and, to a lesser extent, service centers. Historically, high transportation costs have deterred midwestern steel manufacturers from accessing the western U.S. market. However, competition from midwestern steel manufacturers has increased dramatically over the last twelve months as a lack of demand and increased competition in their home markets has encouraged them to push excess production into the western United States. Many of our competitors have invested in new plants and equipment, that have improved their product quality and increased their production efficiencies. In the hot rolled segment, our principal domestic competitor is Geneva Steel, located in Provo, Utah. Geneva Steel suspended operations in November, 2001 to conserve cash until more favorable market conditions return. UPI, located in Pittsburg, California, is our principal competitor in galvanized and cold rolled products. We also compete in the galvanized market with Steelscape Inc. (formerly known as BHP Coated Steel Corporation) with two facilities, one located in Kalama, Washington, and the other in Rancho Cucamonga, California and MSC Pinole-Point Steel, located in Richmond, California.

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

Foreign Competition

     Foreign steel producers consistently compete in the western United States steel market in all of our product categories. Since the fourth quarter of 1997, we have experienced increased competition from importers primarily within the hot rolled and cold rolled product sectors. Although imported steel has relatively long lead times to reach the western U.S. market, economic and currency dislocations in foreign markets encourage many importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies..

     During 2001, the domestic steel industry suffered from excess supply and depressed prices that have reached 20-year lows. This situation began in 1998 with a sustained surge of foreign steel into the U.S. market. Import levels remained at extraordinarily high levels in 1999, 2000 and through much of 2001. Prices have dropped to levels that are unsustainable and, combined with a weakening economy, forced more than 30 steel industry firms into bankruptcy.

     On June 5, 2001, President Bush announced an initiative to address the problems facing the U.S. steel industry and global over capacity. The proposal contained three elements: (1) initiate a Section 201 investigation, (2) begin negotiations with trading partners in order to eliminate ineffective excess steelmaking capacity; and (3) enter into negotiations on the rules governing steel trade, and eliminate market distorting subsidies. On October 22, 2001, the International Trade Commission determined that the domestic steel industry was being injured by imports of foreign produced steel. On December 7, 2001, the International Trade Commission recommended a strong tariff-based remedy for flat rolled steel products, and a majority of the commissioners recommended a tariff rate quota for steel slabs.

     Pursuant to his authority under Section 201 of the Trade Act of 1974, President Bush on March 5, 2002 announced that slab imports for all countries other than Canada and Mexico will be subject to a tariff-rate quota ("TRQ"). The TRQ will exempt the first 5.4 million tons of imported slab from tariffs; imports above that level will face the same tariffs that are imposed on finished flat-rolled products. The exemption will increase to 5.9 million tons in year two, and 6.4 million tons in year three. President Bush imposed tariffs of 30 percent on imports of plate and hot-rolled, cold-rolled, and coated flat-rolled products from all countries other than Canada and Mexico. The tariffs will decrease to 24 percent in year two, and 18 percent in year three.

     We believe the President's decision allows us to continue operating our slab based business model without modification and that the TRQ on imported slab should provide sufficient quantities of imported slab for traditional merchant slab consumers. However, there can be no assurances that others steel firms will modify their business models and begin importing large quantities of steel slabs thereby reducing the existing TRQ available for traditional merchant slab consumers. Further, we believe the tariffs imposed on finished flat-rolled products may create opportunities for prices to rise during the time tariffs are in place. However, there can be no assurances that domestic steel prices will be affected by the tariffs on imported flat-rolled products.

Employee Relations

     At December 31, 2001, we had 952 full-time employees. We have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

Forward-Looking Statements

     Certain statements contained in this Form 10-K regard matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "anticipate," "believe," "should," "could," "estimate," "expect," "project," "imply," "intend," "foresee," "will be," "will continue," "will likely result," and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-K and the following:

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

Item 2. Properties

     We are located on approximately 450 acres in Fontana, California. Our facilities are situated on approximately 115 acres of this space. The property includes a 22 mile railroad system serviced by Burlington Northern Santa Fe and Union Pacific rail lines.

Item 3. Legal Proceedings

     We are from time to time in the ordinary course of business, subject to various pending or threatened legal actions. We believe that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on our financial position, results of operations or liquidity.

Environmental Matters

     Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state, and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and solid and hazardous waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $3.2 million in 1997, $2.3 million in 1998, $1.1 million in 1999, $0.9 million in 2000 and $1.3 million in 2001. We plan to spend approximately $1.7 million in 2002, with the largest component representing investigation activities at our Fontana site.

     In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control. This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we are conducting an investigation of potential soil contamination at approximately 28 areas of concern at our facility in Fontana, California. We are unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation and remedial feasibility study is expected to be completed in 2002. There can be no guarantee that these expenditures will not have a material adverse effect on our financial condition or results of operations. At December 31, 2001, we accrued $400,000 for the remedial action feasibility study, which is expected to be completed during 2002.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Not applicable.

Item 6. Selected Financial Data

     The selected consolidated financial information presented below as of and for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997, has been derived from our audited consolidated financial statements. Except for the fiscal years ended December 31, 1997 and 1998, these consolidated financial statements are contained elsewhere in this Form 10-K. The following selected consolidated financial information is qualified by reference to, and should be read in conjunction with the historical consolidated financial statements, including notes accompanying them and "Management's Discussion and Analysis of Financial Condition and Results of Operations" found elsewhere in this Form 10-K.

                                                                          Year Ended December 31,
                                                         -------------------------------------------------------------
                                                           2001         2000         1999         1998          1997
                                                         --------     --------     --------     --------     ---------
                                                                            (dollars in thousands)
Statement of Operations Data(1):
Net sales ..........................................     $640,390     $720,900     $687,050     $673,439     $722,458
Cost of sales ......................................      612,713      616,638      564,889      603,613      638,159
Gross profit .......................................       27,677      104,262      122,161       69,826       84,299
Selling, general and administrative expenses .......       23,350       32,185       29,946       28,626       27,088
Income from operations .............................        4,327       72,077       92,215       41,200       57,211
Interest expense, net ..............................      (16,316)     (18,756)     (16,345)     (16,954)     (13,977)
Income (loss) before income taxes ..................       (7,317)      56,138       77,027       26,816       44,316
Net income (loss) ..................................       (3,711)      34,845       46,847       19,800       28,792

EBITDA, as adjusted Data(2):
Income (loss) before income taxes ..................     $ (7,317)    $ 56,138     $ 77,027     $ 26,816     $ 44,316
Interest expense ...................................       16,316       18,756       16,345       16,954       13,977
Excluding (gain) loss of fixed assets ..............          802          (28)         (13)         308        1,054
Depreciation and amortization ......................       30,204       28,852       26,331       26,659       24,374
                                                         --------     --------     --------     --------     --------
EBITDA, as adjusted ................................     $ 40,005     $103,718     $119,690     $ 70,737     $ 83,721
                                                         --------     --------     --------     --------     --------
EBITDA, as adjusted margin .........................          6.2%        14.4%        17.4%        10.5%        11.6%

Other Data:
Operating margin ...................................          0.7%        10.0%        13.4%         6.1%         7.9%
Cash flows provided by operating activities ........       83,963       34,594       72,287       63,456       57,211
Cash flows used in investing activities ............      (14,753)     (33,936)     (37,321)     (49,335)     (57,954)
Cash flows (used in) provided by financing
   activities ......................................      (63,000)      (6,015)     (39,029)     (12,502)       1,067
Capital expenditures ...............................     $ 14,753     $ 33,995     $ 37,397     $ 49,354     $ 58,296
Total tons billed, excluding scrap (in thousands) ..        1,828        1,753        1,803        1,614        1,625
Number of employees at end of period ...............          952          973          952          976          945
Man hours per ton produced .........................         1.14         1.18         1.18         1.29          1.3

Selected Ratios:
Ratio of earnings to fixed charges(3) ..............          0.6x         3.8x         5.3x         2.3x         3.6x
Ratio of EBITDA, as adjusted to interest expense,
   net (4) .........................................          2.5x         5.5x         7.3x         4.2x         6.0x


                                                                           As of December 31,
                                                           ----------------------------------------------------
                                                             2001       2000       1999       1998       1997
                                                           --------   --------   --------   --------   --------
                                                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents ..............................   $  8,752   $  2,542   $  7,899   $ 11,962   $ 10,343
Property, plant and equipment, net .....................    252,796    268,429    262,696    251,163    228,795
Total assets ...........................................    499,198    602,158    552,805    533,606    500,151
Total long-term debt including current portion and notes
   payable to banks ....................................    179,000    239,000    230,000    243,700    241,900
Total stockholders' equity(1) ..........................    230,198    236,909    217,079    190,272    184,774

----------

(1) During the fourth quarter of 1999, we changed our inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. We believe that the accounting change was preferable primarily because under the then-existing economic environment of low inflation, the change to FIFO would result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by accounting principles generally accepted in the United States of America. The accounting change decreased net income for 1997 by $1,979,000, decreased net income for 1998 by $9,295,000 and decreased net income for 1999 by $6,276,000, net of applicable income taxes, due principally to the effect of LIFO allowance liquidations.

(2) EBITDA, as adjusted represents income (loss) before income taxes, gain/loss on sale of fixed assets, plus net interest expense, depreciation and amortization. EBITDA, as adjusted is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings
     (loss) as indicative of operating performance. EBITDA, as adjusted is included because we believe that investors find it a useful tool for measuring our ability to service our debt. EBITDA, as adjusted is not necessarily comparable to similarly titled measures reported by other companies.

(3) For the purpose of determining the ratio of earnings to fixed charges, earnings represent income or loss before income taxes plus fixed charges and amortization of capitalized interest, minus capitalized interest. Fixed charges consist of interest expensed and capitalized, and an estimate of the interest within rental expense (which approximates less than 10% of rental expense).

(4) Ratio of EBITDA as adjusted to interest expense, net represents EBITDA (2) above, divided by net interest expense.

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

     In 1993, we began a modernization program of approximately $250.0 million to be spent over a six year period. In 1999, we completed these capital expenditures originally contemplated under our modernization program. In 2001, we spent approximately $14.8 million on our new capital projects. We believe these investments have strengthened our competitive position by reducing operating costs, broadening our product line, improving product quality and significantly increasing throughput capacity. Our tons billed in 2001 were 1,828,000 compared to 953,000 tons billed in 1992. Hot rolled tons billed in 2001 increased 338,000 tons and accounted for 38.7% of the volume gains during this period. Cold rolled tons billed increased 114,000 tons, or 13.0%, galvanized tons billed increased 372,000, or 42.5% and ERW pipe tons billed increased 51,000 tons, or 5.8% of the volume gains during this period.

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

     Cost of goods sold consists primarily of raw materials, labor, natural gas, electricity, depreciation and zinc costs. Raw material costs have historically comprised approximately 70% of our cost of goods sold. Our slab consumption unit cost in 2001 was lower compared to 2000, however, compared to 1999, our slab consumption unit cost in 2001 was higher.

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

     As a result of electricity shortages occurring during the calendar year 2001, the state of California has directly participated in the supply of electric power to local consumers. Concurrently, the State of California dramatically increased the price consumers' pay for electricity supplied through the State's major regulated utilities. In our case, utility supplied power rates increased by more than 100% when compared to similar periods in 2000. In order to mitigate the effects of the State's intervention, we are participating in the Direct Access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. Our agreement, as amended, is resulting in lower electricity costs beginning in September 2001, through December 2002. The Public Utilities Commission of the State of California (PUC) issued an order on September 20, 2001, suspending the ability of parties to enter into new Direct Access contracts as of that date. Said order also indicates that the PUC is considering several future actions regarding Direct Access, including potential exit fees. The imposition of exit fees or further restrictions on the Direct Access program by the PUC could significantly increase the cost of our electric service.

     We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. Any such interruption in our ability to continue operations at our facilities could harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations, profitability and liquidity.

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

     During 2000, and continuing through much of the second quarter of 2001, rising and volatile natural gas prices negatively affected our profitability. At December 31, 2000, natural gas prices were approximately triple those of a year earlier and in 2001 our average cost was approximately twice as much compared to the average cost in 2000. Our average cost of natural gas in 2001 was $9.13 per Million British Thermal Unit or MMBTU compared to our average cost of $4.93 MMBTU in 2000. Our natural gas costs escalated throughout 2000, peaking in December, 2000, at approximately $11.60 per MMBTU. Additionally, we believe the transportation cost of natural gas from wellhead to the state of California have been influenced by the state's electricity crisis, further increasing the overall cost of natural gas. In response to escalating prices we entered into a series of natural gas purchase agreements to reduce our exposure to natural gas price volatility derived from the NYMEX natural gas commodity index.

     Selling, general and administrative expenses consist primarily of sales and labor, various administrative expenses, and shipping costs. In 2001, labor costs comprise approximately 52% of our total selling, general and administrative expenses compared to 45% in 2000 and 49% in 1999.

Results of Operations

                                                     Tons Billed
                                                     -----------
                                                 Year Ended December 31,
                                                 -----------------------
                                            2001           2000           1999
                                         ---------      ---------      ---------
Hot Rolled ........................        829,161        712,717        853,539
Cold Rolled .......................        253,465        282,418        287,371
Galvanized ........................        625,138        623,782        534,861
ERW pipe ..........................        120,607        134,177        127,599
                                         ---------      ---------      ---------
     Total (excluding scrap) ......      1,828,371      1,753,094      1,803,370
                                         =========      =========      =========

     During the fourth quarter of 1999, we changed our inventory costing method from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. We believe that the accounting change was preferable primarily because under the then-existing economic environment of low inflation, the change to FIFO would result in a better measurement of operating results. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by accounting principles generally accepted in the United States of America. The accounting change decreased net income for 1999 by $6,276,000, net of applicable income taxes, due principally to the effect of LIFO allowance liquidations.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net sales. For the year ended December 31, 2001 net sales were $640,390,000. This was a $80,510,000, or 11.2% decrease from the $720,900,000 net sales generated for the year ended December 31, 2000. The year over year decrease is attributable to a decrease in sales unit price and a lower value added product mix partially offset by higher volumes. A decrease in our average selling price reduced our net sales by approximately by $103,308,000. In 2001, we sold more hot rolled and less cold rolled and galvanized steel as a percentage of total products than in 2000. This change in our product mix contributed a decrease of approximately $8,057,000 in net sales. Unit prices, after adjusting for product mix, decreased year over year by approximately $57 per ton. In 2001, we sold 1,828,371 net tons compared to 1,753,094 net tons of steel in 2000, excluding steel scrap, an increase of 75,277 net tons or 4.3%. This 4.3% increase in tonnage sold resulted in a increase of approximately $30,776,000 in net sales.

     Gross profit. Gross profit decreased $76,858,000, or 73.5%, from $104,262,000 for the year ended December 31, 2000 to $27,677,000 for the year ended December 31, 2001. Gross profit as a percentage of net sales decreased from 14.5% in 2000 to 4.3% in 2001. Our gross profit decreased as a result of a decrease in our selling price, change in product mix, and an increase in utility costs, which was partially offset by a decrease in our slab cost.

     Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses decreased $8,835,000, or 27.5%, from $32,185,000 for the year ended December 31, 2000 to $23,350,000 for the year ended December 31, 2001. SG&A expenses as a percentage of net sales also decreased to 3.6% for the year ended December 31, 2001, from 4.5% for year ended December 31, 2000. Management performance compensation and all other administrative expenses contributed to this decrease.

     Equity in income of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the year ended December 31, 2001, we recognized income of $1,274,000 from our investment in Companhia Siderurgica de Tubarao, which consists of our pro-rata share of Companhia Siderurgica de Tubarao's income, and $650,000 of amortized negative goodwill. Companhia Siderurgica de Tubarao is a publicly traded Brazilian company engaged in the production of steel slab. Approximately 90% of Companhia Siderurgica de Tubarao's products are exported outside of Brazil and sold predominantly in U.S. dollars. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates. For the year ended December 31, 2000, we recognized income of $2,229,000, including amortization of negative goodwill, from our investment in Companhia Siderurgica de Tubarao.

     Net Interest expense. Net interest expense decreased $2,440,000, or 13.0%, from $18,756,000 for the year ended December 31, 2000 to $16,316,000 for the year ended December 31, 2001. The decrease in interest expense in 2001 is attributable to both, lower average loan balances and lower interest rates in 2001 compared to 2000. Interest expense figures are net of interest income and capitalized interest of $621,000 in 2000 and $364,000 in 2001.

     Income tax expense (benefit). Income taxes decreased $24,899,000 from $21,293,000 expense for the year ended December 31, 2000 to a $3,606,000 benefit for the year ended December 31, 2001. The effective tax rate for 2000 was 37.9% compared to an effective tax rate benefit of 49.3% in 2001. Income tax expense benefit is net of state manufacturing investment credit of $1,886,000 in 2000 and $1,200,000 in 2001.

     Net income (loss). Net loss for the year ended December 31, 2001 was $3,711,000. This was $38,556,000, or 110.7%, lower than the net income of $34,845,000 for the year ended December 31, 2000.

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

     Net income. Net income for the year ended December 31, 2000 was $34,845,000. This was $12,002,000, or 25.6%, lower than the net income of $46,847,000 for the year ended December 31, 1999

Liquidity and Capital Resources

     At December 31, 2001, we had $8,752,000 in cash and cash equivalents and $63,068,000 available under our bank facility. During the year ended December 31, 2001, cash flows from operations generated $83,963,000, which consisted of a $3,711,000 in net loss, $30,204,000 in depreciation and amortization expense and a net cash flow increase of $57,699,000 due to changes in assets and liabilities. Operating cash flow increased as a result of an $82,430,000 change in inventories and an $8,461,000 change in accounts receivable. Operating cash flow was decreased as a result of a $35,030,000 change in accounts payable and a $3,918,000 change in deferred income taxes. Cash flows from investing activities during the year ended December 31, 2001 consisted of $14,753,000 of capital expenditures. Cash flows from financing activities during the year ended December 31, 2001 consisted primarily of net repayments under our bank facility in the amount of $60,000,000 and a dividend payment of $3,000,000.

     On March 10, 1999, we entered into a $130,000,000 five-year bank facility of which $29,000,000 was outstanding as of December 31, 2001. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. The termination date is the earlier to occur of March 10, 2004 or the date that is 60 days prior to the maturity of our 8.5% senior notes. Advances may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

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

Commitments and Contingencies

     The following table represents a comprehensive list of the Company's contractual obligations and commitments as of December 31, 2001:

                                                      Payments Due by Period
                                                      ----------------------
                                                      (amounts in thousands)

                                      Total     2002      2003      2004     2005     2006    Thereafter
                                    --------   -------   ------   -------   ------   ------   ----------
Long Term Debt                      $179,000        --       --   $29,000       --       --    $150,000
Contractual Commitments             $ 44,000   $44,000       --        --       --       --
Operating Leases                    $ 35,608   $ 6,047   $4,014   $ 7,255   $2,843   $4,622    $ 10,827
                                    -------------------------------------------------------------------

Total Contractual Cash Obligation   $258,608   $50,047   $4,014   $36,255   $2,843   $4,622    $160,827
                                    ===================================================================

     We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2002.

Critical Accounting Policies

     In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results of operations and requires management's most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

     Allowance for Doubtful Accounts. We have attempted to reserve for expected credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate credit losses on these account receivable.

     Environmental reserve: Currently we are conducting an investigation of potential soil contamination at approximately 28 areas of concern at our facility in Fontana, California. We are unable to reasonable estimate the range of liability until completion of a remedial feasibility study. The site investigation and remedial feasibility study is expected to be completed in 2002. There can be no guarantee that these expenditures will not have a material adverse effect on our financial condition, results of operations or liquidity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risks related to fluctuations in interest rates on our senior notes and on our $130 million floating rate bank facility. During fiscal year 2001, we did not use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt like the senior notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt like our bank facility, changes in interest rates generally do not affect the fair value of the debt, but do affect earnings and cash flow. We do not have an obligation to repay our senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on the 8.5% senior notes approximates the current rates available for similar types of financing and/or quoted market prices for similar notes and as a result the carrying amount of the 8.5% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was 4.43% at December 31, 2001. We estimate that the average amount of debt outstanding under the facility for fiscal year 2002 will be $60.0 million. Therefore, a one percentage point increase in interest rates would result in an increase in interest expense of $600,000 for the year.

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

     As a result of electricity shortages occurring during the calendar year 2001, the state of California has directly participated in the supply of electric power to local consumers. Concurrently, the State of California dramatically increased the price consumers' pay for electricity supplied through the State's major regulated utilities. In our case, utility supplied power rates increased by more than 100% when compared to similar periods in 2000. In order to mitigate the effects of the State's intervention, we are participating in the Direct Access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. We recently entered into an amended agreement with an energy services provider which enhances our ability to purchase our power requirements at a reduced rate. The agreement, as amended, is resulting in lower electricity costs beginning in September 2001, through December 2002. The Public Utilities Commission of the State of California (PUC) issued an order on September 20, 2001, suspending the ability of parties to enter into new Direct Access contracts as of that date. Said order also indicates that the PUC is considering several future actions regarding Direct Access, including potential exit fees. The imposition of exit fees or further restrictions on the Direct Access program by the PUC could significantly increase the cost of our electric service.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, the impact of which was not material to us. SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. The adoption of SFAS No. 142 is not expected to have a material impact on our consolidated financial position or consolidated results of operations.

     In September, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated financial position or consolidated results of operations.

     In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002, and supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The adoption of SFAS No. 144 is not expected to have a material impact on our consolidated financial position or consolidated results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth our Directors and executive officers as of December 31, 2001. All Directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their terms expire and their successors are duly chosen and qualified. As a result of the resignation of Armando de Oliveira Santos Nero from the Board of Directors in December, 2001, there is currently a vacancy on the Board.

               Name                     Age                  Position
               ----                     ---                  --------

Tatsuhiko Hamamoto...................   61    Chairman of the Board of Directors
Francisco Povoa......................   52    Director
Toshihiro Kabasawa...................   47    Director
C. Lourenco Goncalves................   43    President and Chief Executive Officer
Vicente Wright.......................   49    Executive Vice President, Finance
James Wilson.........................   52    Vice President, Sales
Brett Guge...........................   47    Vice President, Administration and Corporate Secretary
Toshiyuki Tamai......................   51    Executive Vice President, Operations

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

     Toshiyuki Tamai has served as Executive Vice President, Operations since July, 2001. He has been with CSI since 1995, previously holding positions as Manager, Hot Strip Rolling and Finishing Operations and General Manager, Hot Rolling and Tubular Products. He joined Kawasaki Steel Corporation in 1973, where he served as Manager at the No. 2 Hot Strip Mill at Chiba Works. Prior to joining CSI, he worked as Senior Staff Engineer at AK Steel, Middletown, Ohio. Mr. Tamai graduated from Kyoto University with a Bachelor's Degree in Mechanical Engineering.

Board Committees

     Our Board of Directors has a Compensation Committee and an Operations and Finance Committee. The Compensation Committee is comprised of four members:
Director Tatsuhiko Hamamoto, Director Francisco Povoa, Mr. Yasutaka Kumeda of Kawasaki Steel Corporation and Mr. Marcus Roger M.M. da Costa of Companhia Vale do Rio Doce. The Compensation Committee met twice during 2001. The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

     The Operations and Finance Committee is comprised of four members including Directors Toshihiro Kabasawa, Leonardo Moretzohn of Companhia Vale do Rio Doce, Mr. Isamu Okamura of Kawasaki Steel Corporation and one vacancy which has not yet been filled. This committee met twice during 2001. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

Director Compensation

     For their service as our Directors for fiscal year 2001, all Directors, except the Chairman, received $3,000 per month and committee members received $1,000 per month, each payable on a monthly basis. Mr. Hamamoto, Chairman of the Board of Directors, is paid a salary of $336,661 as our employee. In addition to his salary, he received $25,000 in bonus and $10,500 in matching contributions to his account in our 401(k) Plan.

Item 11. Executive Compensation

     The following summary compensation table sets forth information regarding compensation earned in the fiscal years ended December 31, 2001, 2000 and 1999 by our Chief Executive Officer and each of our other four most highly compensated executive officers whose salary and bonus exceeded $100,000 in the 2001 fiscal year.

                           Summary Compensation Table

                                                                                               Long-Term       All Other
                                                             Annual Compensation              Compensation   Compensation
                                                  ----------------------------------          ------------   ------------
                                                                  Incentive
                                                                  ---------    Other Annual
           Name and Principal Position        Year    Salary    Compensation   Compensation   LTIP Payouts
          ----------------------------        ----   --------   ------------   ------------   ------------
C. Lourenco Goncalves .................       2001   $336,661     $ 25,000      $136,009(1)        --         $10,500(2)
   President and Chief Executive Officer      2000   $324,000     $286,000      $183,997(3)        --         $10,381(2)
                                              1999   $310,000     $127,284      $ 49,521(4)        --         $ 7,470(2)

Vicente Wright ........................       2001   $217,119     $114,950      $128,324(5)        --         $ 9,384(2)
   Executive Vice President, Finance          2000   $209,000     $149,000      $135,387(6)        --         $ 8,812(2)
                                              1999   $190,000     $ 87,404      $ 62,509(7)        --         $ 8,237(2)

Junsuke Takasaki ......................       2001   $119,387     $ 57,475      $ 45,486(9)        --         $ 6,278(2)
   Executive Vice President, Operations (8)   2000   $209,000     $163,000      $43,243(10)        --         $ 8,812(2)
                                              1999   $190,000     $ 59,771      $17,836(11)        --         $ 8,237(2)

Brett Guge ............................       2001   $199,369     $ 45,980      $23,470(12)        --         $ 9,006(2)
   Vice President, Administration             2000   $167,000     $127,000      $19,083(12)        --         $ 8,360(2)
   & Corporate Secretary                      1999   $160,000     $ 85,115      $11,478(12)        --         $ 7,785(2)

Jim Wilson ............................       2001   $200,000     $ 12,319      $24,738(12)        --         $ 8,500(2)
   Vice President, Sales (13)                 2000   $141,000     $ 32,521      $16,726(12)        --         $ 6,670(2)

----------
(1) Represents $10,750 in car allowance and $125,259 in personal and family medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(2) Represents matching contributions made to the executive's account in our 401(k) plan.

(3) Represents $10,734 in car allowance and $173,263 in personal and family medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(4) Represents $9,250 in car allowance and $40,271 in personal and family medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(5) Represents $10,750 in car allowance and $117,574 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(6) Represents $10,729 in car allowance and $124,658 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(7) Represents $9,250 in car allowance and $53,259 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(8) Mr. Junsuke Takasaki left CSI and was substituted by Mr. Toshiyuki Tamai on June 29, 2001.

(9) Represents $4,774 in car allowance and $40,712 in medical and moving expenses due to his return to Japan and home leave reimbursements due to his return to Japan. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(10) Represents $10,195 in car allowance and $33,048 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(11) Represents $9,250 in car allowance and $8,586 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(12) Represents car allowance and other fringe benefits.

(13) Mr. Jim Wilson was promoted to this position effective November 1, 2000.

Supplemental Executive Retirement Plans and Separation Agreement

     On September 19, 2000, we entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Vice President, Administration and Secretary, intended to induce Mr. Guge to remain in our employ. Upon his retirement, we are obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. At December 31, 2001, he was vested 8% under this agreement.

Shareholders' Agreement

     We are owned 50% by Kawasaki Steel Holdings (USA), Inc., a Delaware corporation and a subsidiary of Kawasaki Steel Corporation, a Japanese corporation, and 50% by Rio Doce Limited, a New York corporation and a subsidiary of Companhia Vale do Rio Doce ("CVRD"), a Brazilian corporation. Our two stockholders entered into a Shareholders' Agreement dated June 27, 1995, replacing a Shareholders' Agreement dated June 1, 1987. According to the Shareholders' Agreement, the stockholders agreed to subscribe for additional shares of our stock in proportion to their respective ownership if any new stock is issued, and increases in our capital stock from time to time shall be allocated between our common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of our common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders' Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

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

     Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $10,500 for 2001. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the first 4% of the participant's deferral under the 401(k) Plan each year and 50% of the next 2% of the participant's deferral under the 401(k) Plan each year. Each plan year we may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant's account based on the participant's compensation for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

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

Compensation Committee Interlocks and Inside Participation

     Mr. Tatsuhiko Hamamoto, Mr. Francisco Povoa, Mr. Yatsutaka Kumeda, and Ms. Carla Grasso served as members of our Compensation Committee in 2001. Except for Mr. Hamamoto, none of the members of the Compensation Committee was, during 2001, an officer, employee or formerly an officer or employee of ours or our subsidiary. In December, 2001, Ms. Carla Grasso was replaced by Mr. Marcus Roger M.M. da Costa.

     Mr. Kumeda served as Staff Manager, Corporate Planning Department of Kawasaki Steel Corporation during 2001. Kawasaki Steel Corporation's subsidiary, Kawasaki Steel Holdings (USA), Inc. is one of our stockholders. During 2001, no amounts were paid for related party transactions with Kawasaki Steel Corporation. In 2001, Mr. Povoa served as a board member of CVRD, as well as the President of the CVRD Employees Investment Club, a shareholder of Companhia Vale do Rio Doce. In 2001, Mr. Marcus Roger M.M. de Costa served as General Manager of Human Resources and Corporate Administration of Companhia Vale do Rio Doce.

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

                         Submitted by the Compensation Committee of the Board of
                           Directors:

                         Tatsuhiko Hamamoto
                         Francisco Povoa
                         Yatsutaka Kumeda
                         Marcus Roger M.M. de Costa

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2001, information regarding the shares of our common stock and Class C preferred stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock and Class C preferred stock. No director or named executive officer beneficially owns any shares of our common stock or Class C preferred stock.

                                                                     Class C
                                                     Common         Preferred
                                                     ------         ---------
                                                           % of            % of
       Name of Beneficial Owner                  Number   Class   Number   Class
       ------------------------                  ------   -----   ------   -----

Rio Doce Limited .............................    500      50%    1,500     50%
   546 5th Avenue, 12th Floor
   New York, New York 10036

Kawasaki Steel Holdings (USA), Inc. ..........    500      50%    1,500     50%
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

     The Shareholders' Agreement also provides for a Consultative Council, comprised of two members. Each stockholder is entitled to elect one member. The Consultative Council decides on all matters submitted to it by either or both of the stockholders and resolves deadlocks among the Board of Directors. We have transactions in the normal course of business with affiliated companies. For example, we purchase slab from Companhia Siderurgica de Tubarao, a subsidiary of both Companhia Vale do Rio Doce and Kawasaki Steel Corporation. During 2001, we purchased $116,254,000 of slab from Companhia Siderurgica de Tubarao and no slab from Kawasaki Steel Corporation. We also hold a 4% interest in the common stock of Companhia Siderurgica de Tubarao.

     We conducted arms-length negotiations with Companhia Siderurgica de Tubarao in 2001. The Shareholders' Agreement provides that we shall continuously purchase slabs from Companhia Siderurgica de Tubarao under terms and conditions as agreed upon by Companhia Siderurgica de Tubarao and us. The executive officer negotiating the market price for the steel slab was our Executive Vice President--Finance.

     We charter vessels from Seamar Shipping Corporation (Seamar), a subsidiary of Companhia Vale do Rio Doce, for the ocean transfer of slab to the Port of Los Angeles. During 2001, we incurred $13,003,000 in charter fees from Seamar for its services. The Shareholders' Agreement provides that we shall charter vessels from Seamar. We entered into a 15-year contract with Seamar for shipping services that expired on May 29, 2000, which was then extended to December 31, 2001. We do not currently have a contract with Seamar or any other carrier. The executive officer responsible for negotiating the price for shipping services was our Executive Vice President--Finance.

     We had a five year contract with Rio Doce Pasha Terminal ("RDP"), a joint venture of Companhia Vale do Rio Doce, to unload our ocean cargo from ships at the Port of Los Angeles that expired on December 31, 2000. During 2001, we incurred $17,254,000 for RDP's services. In 2001, CVRD sold its interest in RDP and CSI signed a new agreement with Pasha Stevedoring Terminal ("PST"). CSI's new agreement with PST is for 10 years commencing with January, 2001. The executive officer negotiating the price for unloading services was our Executive Vice President--Finance.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a)(1) and (2) Financial Statements:

     The following consolidated financial statements and schedule of the Registrant are included in response to Item 8 of this Report:

     1.   Consolidated Financial Statements:

                                                                                                                Page
                                                                                                                ----
     Index to Consolidated Financial Statements.............................................................     F-1
     Independent Auditors' Report...........................................................................     F-2
     Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................     F-3
     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.............     F-4
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999 ..     F-5
     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 ............     F-6
     Notes to Consolidated Financial Statements.............................................................     F-7

     2.   Consolidated Financial Statement Schedule:

     Schedule II--Valuation and Qualifying Accounts.........................................................     S-1

     All other schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

     (b) Reports on Form 8-K, filed during the last quarter of 2001:

     None.

     (c) Exhibits:

Exhibit
-------
No.                                       Description
---                                       -----------

3.1 Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2 Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.

3.3       Bylaws of the Registrant, as amended on July 16, 1999.

4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8% Senior Notes due April 6, 2009.(1)

4.2       Specimen Series B note.(1)

4.3 Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

4.4 Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks. (5)

Exhibit
-------
No.                                       Description
---                                       -----------

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

Exhibit
-------
No.                                       Description
---                                       -----------

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

10.18 Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the Registrant and Brett J. Guge.(3)

10.19 The Burlington Northern and Santa Fe Railway Company BNSFC 302606--Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company (4)

12.1      Statement of Computation of Ratio of Earnings to Fixed Charges.

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

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 8, 2001.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Independent Auditors' Report..........................................................................    F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................    F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999............    F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999..    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999............    F-6

Notes to Consolidated Financial Statements............................................................    F-7

                          Independent Auditors' Report

The Board of Directors
California Steel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of California Steel Industries, Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Steel Industries, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ KPMG LLP

Orange County, California
January 21, 2002

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                                                                                           2001         2000
                                                                                         ---------    ---------
                                                                                         (Dollars in thousands)
                                                 ASSETS
                                                 ------
Current assets:
   Cash and cash equivalents (note 7) ................................................    $  8,752     $  2,542
   Trade accounts  receivable,  less allowance for doubtful receivables of $600,000 in
     2001 and 2000 (note 7) ..........................................................      51.537       59,998
   Inventories (notes 3 and 7) .......................................................     136,149      218,579
   Deferred income taxes (note 11) ...................................................       2,158        3,242
   Other receivables and prepaid expenses ............................................       7,106        9,079
                                                                                          --------     --------
     Total current assets ............................................................     205,702      293,440
Investment in affiliated company (notes 6 and 9) .....................................      37,182       36,151
Other assets (note 7) ................................................................       3,518        4,138
Property, plant and equipment, net (notes 4 and 7) ...................................     252,796      268,429
                                                                                          --------     --------
                                                                                          $499,198     $602,158
                                                                                          ========     ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
   Accounts payable (note 9) .........................................................    $ 30,478     $ 65,508
   Accrued interest expense (note 7) .................................................       3,412        4,325
   Accrued utilities .................................................................       3,000        7,233
   Other accrued expenses (notes 10 and 12) ..........................................       7,413        6,320
                                                                                          --------     --------
     Total current liabilities .......................................................      44,303       83,386
                                                                                          --------     --------
Long-term debt (note 7) ..............................................................     179,000      239,000
Deferred income taxes (note 11) ......................................................      45,697       42,863

Stockholders' equity (note 8):
   Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares;
     none issued .....................................................................          --           --
   Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares;
     none issued .....................................................................          --           --
   Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares;
     issued and outstanding 3,000 shares .............................................      30,000       30,000
   Common stock, no par value. Authorized 2,000 shares; issued and outstanding
     1,000 shares ....................................................................      10,000       10,000
   Retained earnings .................................................................     190,198      196,909
                                                                                          --------     --------
     Total Stockholders' equity ......................................................     230,198      236,909
                                                                                          --------     --------
Commitments and contingencies (notes 5, 7, 9, 10, 11 and 12) .........................    $499,198     $602,158
                                                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2001, 2000, and 1999

                                                              2001        2000        1999
                                                            --------    --------    --------
                                                                   (Dollars in thousands)
Net sales ..............................................    $640,390    $720,900    $687,050
Cost of sales (notes 2 and 9) ..........................     612,713     616,638     564,889
                                                            --------    --------    --------
     Gross profit ......................................      27,677     104,262     122,161
Selling, general and administrative expenses (note 12)..      23,350      32,185      29,946
                                                            --------    --------    --------
     Income from operations ............................       4,327      72,077      92,215
Other income (expense):
Equity in income of affiliate (note 6) .................       1,274       2,229          75
Interest expense, net (note 7) .........................     (16,316)    (18,756)    (16,345)
Other, net .............................................       3,398         588       1,082
                                                            --------    --------    --------
     Income (loss) before income tax expense (benefit)..      (7,317)     56,138      77,027
Income tax expense (benefit) (note 11) .................      (3,606)     21,293      30,180
                                                            --------    --------    --------
     Net income (loss) .................................    $ (3,711)   $ 34,845    $ 46,847
                                                            ========    ========    ========

          See accompanying notes to consolidated financial statements.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000 and 1999
                (Dollars in thousands, except per share amounts)

                                                          Class C                             Total
                                                         preferred   Common    Retained    stockholders'
                                                          stock      stock     earnings        equity
                                                         ---------   -------   --------    -------------
Balance at December 31, 1998 .........................     30,000     10,000    150,272       190,272
Net income for the year ended December 31, 1999 ......         --         --     46,847        46,847
Cash dividends (note 8):
     Class C Preferred Stock, $5,260 on 3,000 shares..         --         --    (15,780)      (15,780)
     Common Stock, $4,260 on 1,000 shares ............         --         --     (4,260)       (4,260)
                                                          -------    -------   --------      --------
Balance at December 31, 1999 .........................     30,000     10,000    177,079       217,079
Net income for the year ended December 31, 2000 ......         --         --     34,845        34,845
Cash dividends (note 8):
     Class C Preferred Stock, $4,129 on 3,000 shares..         --         --    (12,386)      (12,386)
     Common Stock, $2,629 on 1,000 shares ............         --         --     (2,629)       (2,629)
                                                          -------    -------   --------      --------
Balance at December 31, 2000 .........................    $30,000    $10,000   $196,909      $236,909
                                                          -------    -------   --------      --------
Net loss for the year ended December 31, 2001 ........         --         --     (3,711)       (3,711)
Cash dividends (note 8):
     Class C Preferred Stock, $1,000 on 3,000 shares           --         --     (3,000)       (3,000)
Balance at December 31, 2001 .........................    $30,000    $10,000   $190,198      $230,198
                                                          =======    =======   ========      ========

          See accompanying notes to consolidated financial statements.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999

                                                                         2001        2000        1999
                                                                       --------    --------    ---------
                                                                            (dollars in thousands)
Cash flows from operating activities:
   Net income (loss) ..............................................    $ (3,711)   $ 34,845    $  46,847
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization ................................      30,204      28,852       26,331
     (Gain) loss on disposition of property, plant and equipment...         802         (28)         (13)
     Undistributed earnings of affiliate ..........................      (1,274)     (2,229)         (75)
     Dividends received from affiliate ............................         243         879           --
     Changes in assets and liabilities:
        Trade accounts receivable, net ............................       8,461       8,868      (15,236)
        Inventories ...............................................      82,430     (52,009)       5,085
        Other receivables and prepaid expenses ....................       1,973      (4,247)         330
        Accounts payable ..........................................     (35,030)     10,801        4,157
        Accrued interest expense ..................................        (913)        261        2,566
        Other accrued expenses ....................................      (3,140)       (204)      (7,089)
        Deferred income taxes .....................................       3,918       8,805        9,384
                                                                       --------    --------    ---------
             Net cash provided by operating activities ............      83,963      34,594       72,287
                                                                       --------    --------    ---------
Cash flows from investing activities:
   Additions to property, plant and equipment .....................     (14,753)    (33,995)     (37,397)
   Proceeds from sale of property, plant and equipment ............          --          59           76
                                                                       --------    --------    ---------
             Net cash used in investing activities ................     (14,753)    (33,936)     (37,321)
                                                                       --------    --------    ---------
Cash flows from financing activities:
   Net repayments under line of credit agreement with banks .......          --          --     (103,700)
   Proceeds from issuance of long-term debt .......................          --          --      150,000
   Borrowings (repayments) on credit facility .....................     (60,000)      9,000       80,000
   Repayment of long-term debt ....................................          --          --     (140,000)
   Deferred financing costs .......................................          --          --       (5,289)
   Dividends paid .................................................      (3,000)    (15,015)     (20,040)
                                                                       --------    --------    ---------
             Net cash used in financing activities ................     (63,000)     (6,015)     (39,029)
                                                                       --------    --------    ---------
             Net increase (decrease) in cash and cash equivalents..       6,210      (5,357)      (4,063)

Cash and cash equivalents at beginning of year ....................       2,542       7,899       11,962
                                                                       --------    --------    ---------
Cash and cash equivalents at end of year ..........................    $  8,752    $  2,542    $   7,899
                                                                       ========    ========    =========
Supplemental disclosures of cash flow information: Cash paid
(received) during the year for:
     Interest (net of amount capitalized) .........................    $ 17,475    $ 18,864    $  13,974
     Income taxes .................................................      (7,682)     15,211       21,035
                                                                       ========    ========    =========

          See accompanying notes to consolidated financial statements.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

(1)  Organization and Nature of Operations

     California Steel Industries, Inc. and subsidiary (the Company) was incorporated in the state of Delaware on November 3, 1983. Its stockholders consist of two U.S. companies, Kawasaki Steel Holdings (USA), Inc., a Delaware corporation, and Rio Doce Limited, a New York corporation, which each own 50% of the stock of the Company. From its site in Fontana, California, the Company manufactures a wide range of flat rolled steel products, including hot rolled, cold rolled, and galvanized coil and sheet. The Company also produces electric resistant weld pipe.

(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents. The statement of cash flows is prepared using the indirect method.

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

          The balance of retained earnings for 1998 has been adjusted for the effect (net of applicable income taxes) of applying retroactively the new method of accounting.

     (d)  Investment in Affiliated Company

          Investment in affiliated company consists of 4% of the common stock of Companhia Siderurgica de Tubarao (CST), a Brazilian steel slab manufacturer. The investment is accounted for by the equity method, since combined investments in CST by the Company and certain other related companies allow for significant influence over the financing and operating activities of CST. The Company's share of earnings or losses from this investment is reflected in other income (expense) in the accompanying consolidated statements of operations. Dividends are credited against the investment when received. The excess of the Company's share of the net assets of CST over the cost of the common stock was amortized straight-line over a five-year period and was fully amortized as of December 31, 2001.

     (e)  Property, Plant, and Equipment

          Property, plant, and equipment is stated at cost and depreciation is computed on the straight-line method over the estimated useful lives of the respective assets as follows:

          Plant and equipment                                      3 to 25 years
          Plant refurbishment costs                                10 years


          Assets under construction are not depreciated until placed into service.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

     (k)  Reclassifications

          Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform with the 2001 presentation.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     (l)  Fair Value of Financial Instruments

          The carrying value of cash, trade accounts receivable, other accounts receivable, accounts payable, and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt of similar maturities. The carrying amounts and fair values of financial instruments at December 31, 2001 and 2000 are listed as follows:

                                          2001                    2000
                                   ---------------------   ---------------------
                                   Carrying                Carrying
                                    amount    Fair value    amount    Fair value
                                   --------   ----------   --------   ----------

          Senior notes             $150,000     147,000     150,000     124,500
          Notes payable              29,000      29,000      89,000      89,000

     (m)  Revenue Recognition

          The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment. For products shipped FOB destination, revenue is recognized at the time of delivery.

(3)  Inventories

     Inventories at December 31, 2001 and 2000 consist of the following:

                                                             2001        2000
                                                          ----------   ---------
                                                          (Dollars in thousands)

          Finished goods                                    $ 29,839    44,289
          Work in process                                     23,055    37,310
          Raw materials                                       76,860   131,939
          Supplies                                             6,395     5,041
                                                            --------   -------

                   Total inventories                        $136,149   218,579
                                                            ========   =======

(4)  Property, Plant, and Equipment

     The following is a summary of property, plant, and equipment at December 31, 2001 and 2000:

                                                             2001        2000
                                                          ---------    ---------
                                                          (Dollars in thousands)

          Land                                            $  17,422      17,422
          Plant and equipment                               471,130     454,810
          Plant refurbishment costs                          22,219      22,219
          Construction in progress                            5,177      11,734
                                                          ---------    --------

                                                            515,948     506,185
          Less accumulated depreciation                    (263,152)   (237,756)
                                                          ---------    --------

                   Total property, plant, and equipment   $ 252,796     268,429
                                                          =========    ========

Capitalized interest was $118,000, $300,000, and $587,000 for 2001, 2000, and
1999, respectively.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(5)  Leases

     The Company is obligated under various leases for equipment that expire at various dates during the next seven years. At December 31, 2001, the future minimum lease payments under noncancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

     Year ending December 31:
     2002                                     $ 6,047
     2003                                       4,014
     2004                                       7,255
     2005                                       2,843
     2006                                       4,622
     Thereafter                                10,827
                                               -------

                                               $35,608
                                               =======

     Lease expense totaled approximately $6,320,000, $6,209,000, and $6,346,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

(6)  Investment in Affiliated Company

     The investment in the net assets of CST accounted for under the equity method amounted to $37,182,000 and $36,151,000 at December 31, 2001 and 2000, respectively.

     The unamortized portion of the excess of the Company's share of net assets over the cost of the common stock was $650,000 at December 31, 2000 and such amount was fully amortized as of December 31, 2001.

     The Company received $243,000 and $879,000 in dividends from CST during the years ended December 31, 2001 and 2000, respectively.

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

     Under the Facility, a commitment fee is applied on the average daily undrawn portion of the commitments at a rate equal to the applicable margin. The applicable margin in effect from time to time will range from 0.150% to 0.500%, based upon the leverage ratio, provided that the applicable margin with respect to the commitment fee will increase to 0.500% if borrowings fall below a certain level. The Facility is secured by a first priority security interest in cash, accounts receivable, inventory, and other assets.

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     At the Company's election, the amounts advanced under the Facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is generally payable monthly and any accrued interest and principal is due and payable in full in March 2004. As of December 31, 2001 and 2000, outstanding borrowings of $29,000,000 and $88,000,000 consisted of advances payable at the Eurodollar rate, which was 4.43% and 6.56%, respectively. As of December 31, 2000, outstanding borrowings of $1,000,000 consisted of advances payable at the base rate, which was 9.50%. There were no outstanding borrowings against the base rate as of December 31, 2001. The Company had $63,068,000 of borrowings available under the Facility as of December 31, 2001. The unamortized amount of the related financing costs was approximately $403,000 at December 31, 2001.

     The Facility requires that the Company maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants at December 31, 2001.

     In April 1999, the Company issued an aggregate principal amount of $150,000,000 unsecured senior notes (the Senior Notes). The Senior Notes are due in April 2009, carry an 8.5% coupon rate and are redeemable by the Company beginning on April 1, 2004. Interest is payable semi-annually on each April 1 and October 1, commencing October 1, 1999. The notes are senior in right of payment to all of the Company's subordinated indebtedness and equal in right of payment to all of the Company's existing and future indebtedness that is not by its terms subordinate to the Senior Notes. The indenture governing the Senior Notes contains covenants that limit the Company's ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of its subsidiary, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of the Company's assets and the assets of its subsidiary on a consolidated basis. The Company was in compliance with all such covenants at December 31, 2001. Proceeds from the Senior Notes were used to repay in full the then existing long-term debt. The unamortized portion of the related financing costs was approximately $3,114,000 at December 31, 2001.

     Long-term debt at December 31, 2001 and 2000 consisted of the following (dollars in thousands):

                                                                                2001       2000
                                                                              --------   --------
     Senior Notes bearing interest at 8.5%, payable semi-annually, due
         April 2009                                                           $150,000   150,000
     Notes payable to banks consist of advanced under a $130,000,000 revolving credit facility, bearing interest at either the
         Eurodollar rate or the base rate, plus the applicable margin
         Interest is generally payable monthly and any accrued interest and
         principal are due and payable in full in March 2004                    29,000    89,000
                                                                              --------   -------

                   Long-term debt                                             $179,000   239,000
                                                                              ========   =======

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

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

     During the years ended December 31, 2001, 2000, and 1999, $3,000,000, $15,015,000, and $20,040,000, respectively, in dividends were declared and paid.

(9)  Related Party Transactions

     The Company has transactions in the normal course of business with affiliated companies. The Company is 50% owned by Kawasaki Steel Holdings
     (USA), Inc., a subsidiary of Kawasaki Steel Corporation, a Japanese corporation, and 50% owned by Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce (CVRD), a Brazilian corporation.

     The Company purchases steel slab from CST, an investee, from Kawasaki Steel Corporation, and from Companhia Siderurgica National (CSN). CSN maintained an ownership interest in CVRD through December 31, 2000. The Company charters vessels from Seamar Shipping Corporation, a subsidiary of CVRD, for the ocean transfer of slab from Brazil to the Port of Los Angeles. The Company also contracts with Rio Doce Pasha Terminal (RDPT), a joint venture of CVRD, to unload ocean cargo from ships in the Port of Los Angeles. CVRD sold its interest in RDPT in November 2001. As such, after November 2001, RDPT is no longer considered a related party. The following represents amounts paid to the various affiliated companies for the years ended December 31:

                                                 2001         2000        1999
                                               --------      ------      -------
                                                     (Dollars in thousands)

     CST                                       $116,254      78,188      105,248
     Kawasaki Steel Corporation                      --      27,253       51,089
     Rio Doce Pasha Terminal                     17,254      21,580       16,076
     CSN                                             --          --       14,499
     Seamar Shipping Corporation                 13,003       7,691        8,003

     At December 31, 2001 and 2000, the Company owed affiliated companies $17,372,000 and $23,584,000, respectively, for goods and services.

(10) Commitments and Contingencies

     At December 31, 2001, the Company is committed, in the form of open purchase orders, to purchase approximately $43,735,000 in steel slabs, of which $23,850,000 is from related parties.

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

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The Company is addressing environmental concerns caused by the former occupant at the Company's Fontana site and is currently in the remedial investigation stage. The Company is unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation is expected to be completed in 2002. At December 31, 2001, the Company has accrued $400,000, which represents management's best estimate of the costs to complete the remedial feasibility study.

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

(11) Income Taxes

     Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 consists of the following:

                                                      2001       2000      1999
                                                     -------    ------    ------
                                                        (Dollars in thousands)
     Current:
         Federal                                     $(6,756)   11,206    20,504
         State                                          (768)    1,282       291
                                                     -------    ------    ------

                                                      (7,524)   12,488    20,795
                                                     -------    ------    ------
     Deferred:
         Federal                                       4,690     9,133     4,718
         State                                          (772)     (328)    4,667
                                                     -------    ------    ------

                                                       3,918     8,805     9,385
                                                     -------    ------    ------

                                                     $(3,606)   21,293    30,180
                                                     =======    ======    ======

     Actual tax expense (benefit) differs from the "expected" tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income tax expense (benefit)) as follows:

                                                     2001       2000      1999
                                                    -------    ------    ------
                                                       (Dollars in thousands)

     Computed "expected" tax expense (benefit)      $(2,561)   19,648    26,959
     State income taxes, net of federal benefit        (221)    2,416     3,935
     State manufacturing investment credit, net of
         federal benefit                               (780)   (1,795)     (712)
     Other                                              (44)    1,024        (2)
                                                    -------    ------    ------

                                                    $(3,606)   21,293    30,180
                                                    =======    ======    ======

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                             2001         2000
                                                           --------     -------
                                                           Dollars in thousands)
     Deferred tax assets:
         Inventory                                         $  1,901       2,649
         State taxes                                            562         832
         Reserves                                               263         263
         Accrued expenses                                     1,618       2,096
         NOL carryforward                                       722          --
         Credits                                              1,200          --
         Other                                                   25          25
                                                           --------     -------

                   Total gross deferred tax assets            6,291       5,865

         Less valuation allowance                                --          --
                                                           --------     -------

                   Net deferred tax assets                    6,291       5,865
                                                           --------     -------

     Deferred tax liabilities:
         Property, plant, and equipment                     (46,159)    (40,731)
         Change in inventory valuation                           --      (1,536)
         Undistributed earnings of affiliate                 (2,317)     (1,865)
         Other                                               (1,354)     (1,354)
                                                           --------     -------

                   Total gross deferred tax liabilities     (49,830)    (45,486)
                                                           --------     -------

                   Net deferred tax liabilities            $(43,539)    (39,621)
                                                           ========     =======

     Based on the Company's historical pretax earnings, adjusted for significant items such as nonrecurring charges, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 2001. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless, certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits.

     At December 31, 2001, the Company has net operating loss carryforwards for state income tax purposes of $8,167,000, which are available to offset future state taxable income, if any, through 2006. In addition, the Company has state manufacturing investment credit carryforwards of $1,200,000, which are available to reduce future state income taxes, if any, through 2009.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(12) Employee Benefit and Retirement Plans

     (a)  401(k) Plan

          The Company sponsors a 401(k) plan covering substantially all employees of the Company who are full-time employees.

          Participants may make contributions to the plan on a pretax basis from 1% to 16% of their annual salary. Company contributions, when made, will match 100% of employee contributions up to 4% of employees' salaries and 50% of employee contributions for the next 2% of employees' salaries. Participants are immediately 100% vested in both their contributions and Company contributions plus actual earnings and losses thereon. Company contributions are accrued as participant contributions are withheld, and are paid in full to the Trustee of the plan on a pay period basis.

          Plan expense for the years ended December 31, 2001, 2000, and 1999 was approximately $2,198,000, $2,300,000, and $2,189,000, respectively.

     (b)  Profit Sharing

          The Company has a profit sharing plan under which bonuses are awarded based on a pool amount, equal to 8% of the Company's income before taxes and gain or loss on disposition of fixed assets. The basis for determining the profit sharing pool is subject to review and approval of the Company's board of directors. The employee's share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2001, 2000, and 1999 was $0, $6,108,000, and $6,394,000, respectively.

(13) Selected Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for 2001 and 2000 is as follows (dollars in thousands):

                                                       Quarter
                                -----------------------------------------
                                   1st        2nd        3rd        4th       Total
                                --------    -------    -------    -------    -------
2001
----

Net sales                       $153,378    167,450    168,291    151,271    640,390
Income (loss) from operations     (1,252)     6,065     (2,146)     1,660      4,327
Net income (loss)                 (1,939)     1,633     (3,491)        86     (3,711)

2000
----

Net sales                       $187,709    196,483    186,796    149,912    720,900
Income from operations            29,909     30,262      9,162      2,744     72,077
Net income                        15,438     15,716      3,416        275     34,845

                        CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                     Beginning                             Ending
                                      Balance    Additions   Deductions   Balance
                                     ---------   ---------   ----------   -------
Year ended December 31, 2001
     A/R Allowance ...............    600,000     270,297     (270,297)   600,000
Year ended December 31, 2000
     A/R Allowance ...............    300,000     300,000           --    600,000
Year ended December 31, 1999
     A/R Allowance ...............    720,000     296,747     (716,747)   300,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CALIFORNIA STEEL INDUSTRIES, INC.


                                       By:       /s/   C. LOURENCO GONCALVES
                                           -------------------------------------
                                                   C. Lourenco Goncalves,
                                           Chief Executive Officer and President

                                                             March 28, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                             Title                        Date
        ---------                             -----                        ----


/s/ C. LOURENCO GONCALVES        Chief Executive Officer and          March 28, 2002
---------------------------
 C. Lourenco Goncalves           President (Principal Executive
                                 Officer)


/s/ VICENTE B. WRIGHT            Executive Vice President--Finance    March 28, 2002
---------------------------
 Vicente B. Wright               (Principal Financial and
                                 Accounting Officer)


/s/ TATSUHIKO HAMAMOTO           Director                             March 28, 2002
---------------------------
Tatsuhiko Hamamoto


 /s/ FRANCISCO POVOA             Director                             March 28, 2002
---------------------------
  Francisco Povoa


/s/ TOSHIHIRO KABASAWA           Director                             March 28, 2002
---------------------------
Toshihiro Kabasawa

                                  EXHIBIT INDEX

Exhibit
-------
No.                                Description
---                                -----------

3.1 Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2 Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.

3.3       Bylaws of the Registrant, as amended on July 16, 1999.

4.1 Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant's 8% Senior Notes due April 6, 2009.(1)

4.2       Specimen Series B note.(1)

4.3 Shareholders' Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

4.4 Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks. (5)

10.1 Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Lending Institutions from time to time party thereto as lenders, BancBoston, N.A., in its capacity as Loan and Collateral Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC, as the Arrangers.(1)

10.2 Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia Siderurgica de Tubarao, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of December 11, 1986, Memorandum of Agreement No. MA-04, dated as of December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of December 11, 1996.(1)

10.3 Facsimile transmission, dated October 27, 1998 from the Registrant to Companhia Siderurgica de Tubarao, confirming the parties mutual understanding that the Registrant will acquire 700,000 metric tons of steel slab from Companhia Siderurgica de Tubarao for 1999 delivery.(1)

10.4 E-mails from Broken Hill Proprietary Company Ltd. to the Registrant, dated October 13, 1998 and October 15, 1998, respectively, confirming the Registrant's and Broker Hill Proprietary Company Ltd.'s mutual agreement of October 9, 1998 and October 14, 1998, to purchase and supply 70,000 metric tons and 280,000 metric tons of steel slab during 1999.(1)

10.5 Letter, dated October 6, 1998, from the Registrant to Companhia Siderurgica Nacional, confirming Companhia Siderurgica Nacional's agreement to supply the Registrant with 100,000 metric tons of steel in 1999.(1)

10.6 Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

Exhibit
-------
No.                                Description
---                                -----------

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

10.18 Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the Registrant and Brett J. Guge.(3)

10.19 The Burlington Northern and Santa Fe Railway Company BNSFC 302606--Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company. (4)

12.1      Statement of Computation of Ratio of Earnings to Fixed Charges.

12.2      Statement of Computation of Ratio of EBITDA to Interest Expense.

21.1      Subsidiaries of the Registrant.(1)

23.1      Independent Auditors' Report on Schedule.

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 8, 2001.