Form 10-Q
period 2002-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2002-04-29
CIK 751799

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

                             --------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended March 31, 2002

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from ___________________  to ___________________

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

                             --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X] Yes      [_] No

As of April 24, 2002, 1,000 shares of the Company's common stock, no par value, were outstanding.

                       CALIFORNIA STEEL INDUSTRIES, INC.

                               Table of Contents
                               -----------------

                                                                                                       Page
                                                                                                       ----
 PART I     FINANCIAL INFORMATION....................................................................     1

    ITEM 1.     FINANCIAL STATEMENTS.................................................................     1

            Consolidated Balance Sheets as of March 31, 2002
                (unaudited) and December 31, 2001....................................................     1

            Consolidated Statements of Operations for the three months ended
                March 31, 2002 and March 31, 2001 (unaudited)........................................     2

            Consolidated Statements of Cash Flows for the three months ended
                March 31, 2002 and March 31, 2001 (unaudited)........................................     3

            Notes to Consolidated Financial Statements (unaudited)...................................     4

    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     6

    ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................     8

 PART II    OTHER INFORMATION........................................................................     9

    ITEM 1.     LEGAL PROCEEDINGS....................................................................     9

    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.....................................................    11

 SIGNATURES..........................................................................................    13

 INDEX TO EXHIBITS...................................................................................    14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheets

                     (In thousands except per share data)

                                                                                     As of              As of
                                                                                   March 31,         December 31,
                                                                                     2002                2001
                                                                                  ----------         ------------
                                                                                  (Unaudited)
                                   Assets
                                   ------
Current assets:
     Cash and cash equivalents.............................................         $  4,853           $  8,752
     Trade accounts receivable, less allowance for doubtful receivables of
      $600 at March 31, 2002 and  December 31, 2001........................           66,108             51,537
     Inventories...........................................................          129,995            136,149
     Deferred income taxes.................................................            2,158              2,158
     Other receivables and prepaid expenses................................            3,931              7,106
                                                                                    --------           --------
            Total current assets...........................................          207,045            205,702
                                                                                    --------           --------
Investment in affiliated company...........................................           36,316             37,182
Other assets...............................................................            3,363              3,518
Property, plant and equipment, net.........................................          250,596            252,796
                                                                                    --------           --------
            Total assets...................................................         $497,320           $499,198
                                                                                    ========           ========
                    Liabilities and stockholders' equity
                    ------------------------------------
Current liabilities:
     Accounts payable......................................................         $ 34,566           $ 30,478
     Accrued interest expense..............................................              173              3,412
     Accrued utilities.....................................................            3,513              3,000
     Income tax payable....................................................              925                  -
     Other accrued expenses................................................            8,635              7,413
                                                                                    --------           --------
            Total current liabilities......................................           47,812             44,303
                                                                                    --------           --------
Long-term debt, excluding current installments.............................          165,000            179,000
Deferred income taxes......................................................           52,488             45,697

Stockholders' equity:
     Class C preferred stock, $10,000 par value per share.  Authorized
      3,000 shares; issued and outstanding 3,000 shares....................           30,000             30,000
     Common stock, no par value.  Authorized 2,000 shares; issued and
      outstanding 1,000 shares.............................................           10,000             10,000
     Retained earnings.....................................................          192,020            190,198
                                                                                    --------           --------
            Total stockholders' equity.....................................          232,020            230,198
     Commitments and contingencies.........................................               --                 --
                                                                                    --------           --------
            Total liabilities and stockholders' equity.....................         $497,320           $499,198
                                                                                    ========           ========

See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Operations
                                (In thousands)

                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                            2002                 2001
                                                          -----------------------------
                                                                    (Unaudited)
Net sales...............................................  $157,512             $153,378
Cost of sales...........................................   145,702              148,271
                                                          --------             --------
            Gross profit................................    11,810                5,107
Selling, general and administrative expenses............     5,451                6,359
                                                          --------             --------
            Income (loss) from operations...............     6,359               (1,252)

Other income (expense):
     Equity in income (loss) of affiliate...............      (482)                 527
     Interest expense, net..............................    (3,534)              (4,527)
     Other, net.........................................       404                1,368
                                                          --------             --------
            Income (loss) before income taxes...........     2,747               (3,884)
Income tax expense (benefit)............................       925               (1,945)
                                                          --------             --------
            Net income (loss)...........................  $  1,822             $ (1,939)
                                                          ========             ========

See accompanying notes to consolidated financial statements.

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                         Three Months Ended March 31,
                                                                       ---------------------------------
                                                                          2002                    2001
                                                                       ---------------------------------
                                                                                   (Unaudited)
Cash flows from operating activities:
     Net income (loss)..............................................    $  1,822                $ (1,939)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization...............................       7,366                   7,487
        Loss on disposition and write-down of idle plant and
         equipment..................................................           -                     163
        Undistributed (earnings) losses of affiliate                         482                    (527)
        Dividends received from affiliate...........................         384                     243
        Change in assets and liabilities:
          Trade accounts receivable, net............................     (14,571)                 (3,665)
          Inventories...............................................       6,154                  41,033
          Other receivables and prepaid expenses....................       3,175                   4,999
          Accounts payable..........................................       4,088                 (32,074)
          Income taxes payable......................................         925                       -
          Accrued interest expense..................................      (3,239)                 (4,017)
          Deferred income taxes                                            6,791                       -
          Accrued utilities and other accrued expenses..........           1,735                   2,179
                                                                        --------                --------
          Net cash provided by operating activities.................      15,112                  13,882
                                                                        --------                --------
Cash flows from investing activities:
     Additions to property, plant and equipment.....................      (5,011)                 (4,261)
     Proceeds from (expenses for) sale of property, plant and
      equipment.....................................................           -                    (163)
                                                                        --------                --------
          Net cash used in investing activities.....................      (5,011)                 (4,424)
                                                                        --------                --------
Cash flows from financing activities:
     Net repayments under line-of-credit agreement with banks.......     (14,000)                (10,000)

     Dividends paid.................................................           -                       -
                                                                        --------                --------
        Net cash used in financing activities.......................     (14,000)                (10,000)
                                                                        --------                --------
        Net decrease in cash and cash equivalents...................      (3,899)                   (542)
     Cash and cash equivalents at beginning of period...............       8,752                   2,542
                                                                        --------                --------
     Cash and cash equivalents at end of period.....................    $  4,853                $  2,000
                                                                        ========                ========
Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
        Interest (net of amount capitalized)........................    $  6,842                $  8,646
        Income taxes................................................      (8,785)                     --
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

                       CALIFORNIA STEEL INDUSTRIES, INC.
                                 AND SUBSIDIARY
             Notes To Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

     The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001 and 2000 contained in California Steel Industries, Inc.'s Form 10-K for the three year period ended December 31, 2001. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results expected for the full year.

2.   New Accounting Pronouncements
     -----------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 141, "Business Combinations", (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, the impact of which was not material to us. SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002, the impact of which did not have any material impact on our consolidated financial position or consolidated results of operations.

     In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS 143 requires a Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on our consolidated financial position or consolidated results of operations.

     In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002, and supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company adopted the provisions of SFAS No. 144 as of January 1, 2002, the impact of which did not have any material impact on our consolidated financial position or consolidated results of operations.

3.   Inventories
     -----------

     Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

                                         March 31, 2002      December 31, 2001
                                         --------------      -----------------
                                                     (In thousands)
          Finished goods...............      $ 28,785             $ 29,839
          Work-in-process..............        22,176               23,055
          Raw materials................        73,994               76,860
          Other........................         5,040                6,395
                                             --------             --------
              Total....................      $129,995             $136,149
                                             ========             ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

     Certain statements contained in this Form 10-Q regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ``anticipate,'' ``believe,'' ``estimate,'' ``expect,'' ``project,'' ``imply,'' ``intend,'' ``foresee,'' ``will be,'' ``will continue,'' ``will likely result,'' "could", "should", "would" and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

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

Results of Operations
---------------------

                                                 Tons billed
                                         Three months ended March 31,
                                         ----------------------------
                                           2002                2001
                                         --------            --------
      Hot Rolled.......................   239,354             182,091
      Cold Rolled......................    51,450              62,855
      Galvanized.......................   166,943             141,711
      ERW Pipe.........................    16,914              28,074
                                          -------             -------
      Total............................   474,661             414,731
                                          =======             =======

     Net sales. Net sales increased $4,134,000, or 2.7%, from $153,378,000 for the three months ended March 31, 2001 to $157,512,000 for the three months ended March 31, 2002. Billed tons also increased by 59,930 net tons, or 14.5%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Our tons billed increased due to various reasons including but not limited to, fewer tonnage supplied by local domestic suppliers, lower imports and our aggressive marketing. Unit prices on sales of our products fell in the first quarter of 2002, compared to the first quarter of 2001.

     Gross profit. Gross profit increased $6,703,000, or 131.3%, from $5,107,000 for the three months ended March 31, 2001 to $11,810,000 for the three months ended March 31, 2002. Gross profit as a percentage of net sales also increased from 3.3% for the three months ended March 31, 2001 to 7.5% for the same period in 2002. Our gross profit increased as a result of an increase in our sales volume, a decrease in our average slab consumption costs, and lower utility costs partially offset with a decline in our average sales price.

     Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses decreased $908,000, or 14.3%, from $6,359,000 for three months ended March 31, 2001 to $5,451,000 for three months ended March 31, 2002 primarily due to aggressive cost control efforts.

     Equity in income (loss) of affiliate.   We maintain a 1.5% ownership
interest in Companhia Siderurgica de Tubarao (CST), which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For three months ended March 31, 2002, we recognized a loss from our investment in Companhia Siderurgica de Tubarao of $482,000 compared to income of $527,000 for the same period in 2001. We also received dividends from CST in the amount of $384,000 and $243,000 for the three months ended March 31, 2002 and 2001, respectively.

     Interest expense. Interest expense decreased $993,000, or 21.9%, from $4,527,000 for the three months ended March 31, 2001 to $3,534,000 for the same period in 2002 as a result of a lower average outstanding debt and lower interest rate on our revolving line of credit during the first quarter of 2002 compared to the same period a year ago. Interest expense figures are net of interest income and capitalized interest of $168,000 for the three months ended March 31, 2001 and $360,000 for the same period in 2002.

     Income taxes. As a result of income before income taxes of $2,747,000, for the three months ended March 31, 2002, income taxes increased $2,870,000 from an income tax benefit of $1,945,000 for the three month period ended March 31, 2001 to an income tax expense of $925,000 for the three months ended March 31, 2002. Our effective tax rate was 50.1% for three months ended March 31, 2001 compared to 33.7% for three months ended March 31, 2002. During the quarter ended March 31, 2002, our effective tax rate was influenced by a State Manufacturers' Investment Tax Credit (MIC) credit of $313,000.

     Net income/loss. Net income for the three months ended March 31, 2002 was $1,822,000 compared to a net loss of $1,939,000 for the three months ended March 31, 2001, an increase of $3,761,000.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2002, we had $4,853,000 in cash and cash equivalents and approximately $88,000,000 in financing available under our credit facilities. During the three months ended March 31, 2002, cash flow from operations generated $15,112,000, which consisted of $1,822,000 in net income, $7,366,000 in depreciation and amortization expense and a net cash flow increase of $5,058,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $6,154,000 decrease in inventories, a $3,175,000 decrease in other receivable and prepaid expenses, a $4,088,000 increase in payables, and a $6,791,000 increase in deferred income taxes offset somewhat by a $14,571,000 increase in receivables. Cash flow from investing activities during the three months ended March 31, 2002 consisted of $5,011,000 of capital expenditures. Cash flows from financing activities during the three months ended March 31, 2002 consisted of net repayments under our credit facilities of $14,000,000. During the three month period ended March 31, 2002, we also paid $6,375,000, representing the cash payment of six months interest on our 8.5% senior notes.

     In March 1999, we entered into a $130,000,000 five-year bank facility. Approximately $15,000,000 was outstanding under this facility as of March 31, 2002. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

     We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2002. The Company was in compliance with all the bank covenants at the end of March 31, 2002.

Commitment and Contingencies
-----------------------------

     There was no material change in the total Company's contractual obligations and commitments compared to December 31, 2001.

     We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2002.

Critical Accounting Policies
----------------------------

     In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

     Allowances for Doubtful Accounts. We have attempted to reserve for expected credit losses based on our past experiences with similar accounts receivable and believe our reserves to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate credit losses on these account receivable.

     Environmental reserve: Currently we are conducting an investigation of potential soil contamination at approximately 28 areas of concern at our facility in Fontana, California. We are unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation and remedial feasibility study is expected to be completed in investigation and remedial feasibility study is expected to be completed in 2002. There can be no guarantee that these expenditures will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks related to fluctuations in interest rates on our $130,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was approximately 1.875% at March 31, 2002. We estimate that the average amount of debt outstanding under the facility for fiscal year 2002 will be approximately $40.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $400,000 for the year.

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

     As a result of electricity shortages occurring during the calendar year 2001, the state of California has directly participated in the supply of electric power to local consumers. Concurrently, the State of California dramatically increased the price consumers' pay for electricity supplied through the State's major regulated utilities. In our case, utility supplied power rates increased by more than 100% when compared to similar periods in 2000. In order to mitigate the effects of the State's intervention, we are participating in the Direct Access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. Our agreement, as amended, resulted in lower electricity costs beginning in September 2001. This agreement has now been extended through December 2003. The Public Utilities Commission of the State of California (PUC) issued an order on September 20, 2001, suspending the ability of parties to enter into new Direct Access contracts as of that date. Said order also indicates that the PUC is considering several future actions regarding Direct Access, including potential exit fees. The imposition of exit fees or further restrictions on the Direct Access program by the PUC could significantly increase the cost of our electric service.

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

 3.2             Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

 3.3             Bylaws of the Registrant, as amended on July 16, 1999. (2)

 4.1             Indenture dated as of April 6, 1999 between the Registrant and State Street Bank
                 Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2%
                 Senior Notes due April 6, 2009.(1)

 4.2             Specimen Series A note (included in Exhibit 4.1).(1)

10.1             Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(3)

10.2             First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank
                 (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of
                 America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(3)

10.3             Amendment to Supplemental Executive Retirement Plan, dated October 10, 2000, between the Registrant and James E. Declusin.(4)

10.4             Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the
                 Registrant and Brett J. Guge.(4)

10.5             The Burlington Northern and Santa Fe Railway Company BNSFC 302606--Amendment 1
                 Regulated Transportation Contract, dated as of January 15, 2001, by and between the
                 Registrant and The Burlington Northern and Santa Fe Railway Company. (5)

10.6             Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank
                 (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of
                 America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (6)

Exhibit
Number           Description
------           -----------
10.7             Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of
                 March 10, 1999, among the Registrant, the Banks named therein, Bank of America National
                 Trust and Savings Association, as loan and collateral agent for the Banks, and Bank of
                 America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.

_________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange commission on May 28, 1999, as amended.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.

(b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


April 26, 2002
                                           CALIFORNIA STEEL INDUSTRIES, INC.


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

3.2              Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3              Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1              Indenture dated as of April 6, 1999 between the Registrant and State Street Bank
                 Trust Company of California, N.A., Trustee, relating to the Registrant's 8 1/2%
                 Senior Notes due April 6, 2009.(1)

4.2              Specimen Series A note (included in Exhibit 4.1).(1)

10.1             Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(3)

10.2             First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank
                 (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of
                 America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(3)

10.3             Amendment to Supplemental Executive Retirement Plan, dated October 10, 2000, between the Registrant and James E. Declusin.(4)

10.4             Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the
                 Registrant and Brett J. Guge.(4)

10.5             The Burlington Northern and Santa Fe Railway Company BNSFC 302606--Amendment 1
                 Regulated Transportation Contract, dated as of January 15, 2001, by and between the
                 Registrant and The Burlington Northern and Santa Fe Railway Company. (5)

10.6             Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank
                 (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of
                 America National Trust and Savings Association, as documentation and letter of credit agent for the Banks (6)

10.7             Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10,
                 1999, among the Registrant, the Banks named therein, Bank of America National Trust and Savings
                 Association, as loan and collateral agent for the Banks, and Bank of America National Trust and
                 Savings Association, as documentation and letter of credit agent for the Banks.

_________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.