Form 10-Q
period 2002-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2002-07-26
CIK 751799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from                              to

Commission File Number 333-79587

CALIFORNIA STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0051150
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14000 San Bernardino Avenue Fontana, California	92335
(Address of principal executive offices of Registrant)	(Zip Code)

(909) 350-6200
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of July 25, 2002, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	As of June 30, 2002	As of December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,656	$8,752
Trade accounts receivable, less allowance for doubtful receivables of $767 at June 30, 2002 and $600 at December 31, 2001	64,532	51,537
Inventories	117,303	136,149
Deferred income taxes	2,158	2,158
Other receivables and prepaid expenses	3,363	7,106

Total current assets	210,012	205,702

Investment in affiliated company	35,852	37,182
Other assets	3,208	3,518
Property, plant and equipment, net	246,484	252,796

Total assets	$495,556	$499,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,712	$30,478
Accrued interest expense	3,340	3,412
Accrued utilities	5,221	3,000
Income taxes payable	6,978	—
Other accrued expenses	5,798	7,413

Total current liabilities	61,049	44,303

Long-term debt, excluding current installments	150,000	179,000
Deferred income taxes	52,488	45,697

Stockholders’ equity:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	192,019	190,198

Total stockholders’ equity	232,019	230,198
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$495,556	$499,198

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands)
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Unaudited)
Net sales	$188,554	$167,450	$346,066	$320,828
Cost of sales	159,467	156,210	305,169	304,481

Gross profit	29,087	11,240	40,897	16,347
Selling, general and administrative expenses	5,981	5,175	11,432	11,534

Income from operations	23,106	6,065	29,465	4,813
Other income (expense):
Equity in income (loss) of affiliate	(464)	413	(946)	940
Interest expense, net	(3,603)	(4,253)	(7,137)	(8,780)
Other, net	42	161	446	1,529

Income (loss) before income tax expense (benefit)	19,081	2,386	21,828	(1,498)
Income tax expense (benefit)	7,659	753	8,584	(1,192)

Net income (loss)	$11,422	$1,633	$13,244	$(306)

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$13,244	$(306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,700	15,035
Loss on disposition and write-down of idle plant and equipment	—	163
Undistributed (earnings) losses of affiliate	946	(940)
Dividends received from affiliate	384	243
Change in assets and liabilities:
Trade accounts receivable, net	(12,995)	(6,815)
Inventories	18,846	70,056
Other receivables and prepaid expenses	3,743	6,175
Accounts payable	9,234	(23,883)
Income taxes payable	6,978	—
Accrued interest expense	(72)	(954)
Deferred income taxes	6,791	—
Accrued utilities and other accrued expenses	606	(992)

Net cash provided by operating activities	62,405	57,782

Cash flows from investing activities:
Additions to property, plant and equipment	(8,078)	(9,311)
Sale of property, plant and equipment, net	—	(163)

Net cash used in investing activities	(8,078)	(9,474)

Cash flows from financing activities:
Net repayments under line-of-credit agreement with banks	(29,000)	(45,000)
Dividends paid	(11,423)	(3,000)

Net cash used in financing activities	(40,423)	(48,000)

Net decrease in cash and cash equivalents	13,904	308
Cash and cash equivalents at beginning of period	8,752	2,542

Cash and cash equivalents at end of period	$22,656	$2,850

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$7,110	$9,830
Income taxes	(7,179)	—

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001 and 2000 contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2001. Results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of results expected for the full year.

2.    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS”) No. 141, “Business Combinations”, (SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, the impact of which was not material. SFAS No. 142 became effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 was adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002, which did not impact its consolidated financial position or consolidated results of operations.

In September 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial position or consolidated results of operations.

CALIFORNIA STEEL INDUSTRIES, INC, AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002, which superceded SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the impact of which did not have any impact on its consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “ Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to adopt SFAS No. 145 for the year ending December 31, 2003. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

3.    Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	June 30, 2002	December 31, 2001
	(In thousands)
Finished goods	$13,976	$29,839
Work-in-process	16,477	23,055
Raw materials	81,854	76,860
Other	4,996	6,395

Total	$117,303	$136,149

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” “will be,” “will continue,” “will likely result,” “could”, “should”, “would” and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

•
our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 8.5% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

•
because our board of directors consists of four members and is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in costly delays in making important business decisions and put us at a competitive disadvantage,

•	fluctuations in commodity prices for our electricity and natural gas requirements,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects, and

•	industry-wide market factors and general economic and business conditions.

Results of Operations

	Tons Billed Three months ended June 30,		Tons Billed Six months ended June 30,
	2002	2001	2002	2001
Hot Rolled	252,506	215,752	491,860	397,843
Cold Rolled	61,190	70,242	112,640	133,097
Galvanized	193,564	154,503	360,507	296,214
ERW Pipe	30,078	34,363	46,992	62,437

Total	537,338	474,860	1,011,999	889,591

Net sales.    Net sales increased $21,104,000, or 12.6%, from $167,450,000 for the three months ended June 30, 2001 to $188,554,000 for the three months ended June 30, 2002. Our year-to-date net sales increased $25,238,000 or 7.9% from $320,828,000 for six months ended June 30, 2001 to $346,066,000 for the same period in year 2002. Our net tons billed also increased 62,478 for the three months ended June 30, 2002 to 537,338 from 474,860 for the same period in year 2001, while year-to-date net tons billed increased 122,408, or 13.8% from 889,591 for six months ended June 30, 2001 to 1,011,999 for six months ended June 30, 2002. We sold more hot rolled and galvanized material in the three and six months ended June 30, 2002 compared to the same period of 2001. The increase in tonnage sold was due in part to the absence of imported steel in our regional marketplace due to the imposition of tariffs under Section 201. Our average unit prices on sales of our products was almost flat for three months ending June 30, 2002 compared to the three month period ending June 30, 2001 and our average year-to-date unit prices on our sales products were lower for the six month period ended June 30, 2002, compared to the same period of 2001.

Gross profit.    Gross profit increased $17,847,000, or 158.8%, from $11,240,000 for the three months ended June 30, 2001 to $29,087,000 for the three months ended June 30, 2002 and $24,550,000 or 150.2% from $16,347,000 for the six months ended June 30, 2001 to $40,897,000 for the same period in year 2002. Gross profit as a percentage of net sales also increased from 6.7% for the three months ended June 30, 2001 to 15.4% for the same period in 2002 and from 5.1% for the six months ended June 30, 2001 to 11.8% for the same period in year 2002. Our gross profit for the three and six months ended June 30, 2002 increased as a result of an increase in our sales volume, a decrease in our average slab consumption costs, and lower utility costs, partially offset with a decline in our average sales price and various other costs of goods sold.

Selling, general and administrative expenses (SG&A).    Selling, general and administrative expenses increased $806,000, or 15.6%, from $5,175,000 for three months ended June 30, 2001 to $5,981,000 for three months ended June 30, 2002. This increase was mainly due to an increase in profit sharing distribution to all our eligible employees as a result of our strong second quarter results. However, in our year-to-date SG&A expenses there was a small decrease of $102,000, or less than 1.0%, from $11,534,000 for six months ended June 30, 2001 to $11,432,000 for six months ended June 30, 2002.

Equity in income(loss) of affiliate.    We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarão, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarão is accounted for under the equity method of accounting. For three and six months ended June 30, 2002, we recognized a loss from our investment in Companhia Siderurgica de Tubarão of $464,000 and $946,000 respectively, compared to income of $413,000 and $940,000 for the same periods in 2001.

Interest expense.    Net interest expense decreased $650,000, or 15.3%, from $4,253,000 for the three months ended June 30, 2001 to $3,603,000 for the same period in 2002 and $1,643,000, or 18.7%, from $8,780,000 for the six months ended June 30, 2001 to $7,137,000 for the same period in 2002. Our average outstanding debt decreased during the first six months of 2002 compared to the same period of 2001, and our effective interest rates during the first six months of 2002 increased compared to the same period of 2001, resulting in a net decrease of our net interest expense. Interest expense figures are net of interest income and capitalized interest of $52,000 and $220,000 for the three and six months ended June 30, 2001 respectively and $123,000 and $483,000 for the same periods in 2002.

Income taxes.    As a result of higher income before income taxes of $19,081,000 for the three month period ending June 30, 2002 from $2,386,000 for the same period of 2001, income taxes expense increased $6,906,000, from $753,000 to $7,659,000 for the three-month period ended June 30, 2002 compared to the same period of 2001. As a result of higher income before income taxes of $21,828,000 for the six month period ending June 30, 2002, from a loss of $1,498,000 for the same period of 2001, we recorded income tax expense of $8,584,000 compared to the income tax benefit of $1,192,000. Our effective tax rate was 40.1% for three months ended June 30, 2002, compared to 31.6% for three months ended June 30, 2001. Our effective tax rate for the six month period ending June 30, 2002 was 39.3% compared to the effective tax benefit rate of rate of 79.6% for the six month period ending June 30, 2001. The difference in the effective tax rate was due to a larger credit of State Manufacturers’ Investment Tax Credit (MIC) in proportion to the loss recorded in the six month period ending June 30, 2001 compared to the income recorded in the same periods in 2002.

Net income (loss).    Net income for the three months ended June 30, 2001 was $1,633,000 compared to the net income of $11,422,000 for the three months ended June 30, 2002, an increase of $9,789,000. Our net loss for the six months ended June 30, 2001 was $306,000 compared to the net income of $13,244,000 for the six months ended June 30, 2002, an increase of $13,550,000.

Liquidity and Capital Resources

At June 30, 2002, we had $22,656,000 in cash and cash equivalents and over $93,000,000 in financing available under our credit facilities. During the six months ended June 30, 2002, cash flow from operations generated $62,405,000, which consisted of $13,244,000 in net income, $14,700,000 in depreciation and amortization expense and a net cash flow increase of $33,131,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $12,995,000 increase in trade accounts receivable, a $18,846,000 decrease in inventories, a $3,743,000 decrease in other receivable and prepaid expenses, a $9,234,000 increase in payables, a $6,978,000 increase in income taxes payable and a $6,791,000 increase in deferred income taxes. Cash flow from investing activities during the six months ended June 30, 2002 consisted of $8,078,000 of capital expenditures. Cash flows from financing activities during the six months ended June 30, 2002 consisted of net repayments under our credit facilities of $29,000,000 and payment of $11,423,000 of dividends (for the year 2000). During the six month period ended June 30, 2002, we also paid $6,375,000, representing six months interest on our 8.5% senior notes.

In March 1999, we entered into a $130,000,000 five-year bank facility. However, our financing available under this credit facility was approximately $93,000,000 at June 30, 2002, due to our lower inventories and lower accounts receivable. There was no outstanding balance under this facility as of June 30, 2002. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2002. The Company was in compliance with all the bank covenants at the end of June 30, 2002.

Commitment and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of June 30, 2002:

	Payments Due by Period
	Total	2002	2003	2004	2005	2006	Thereafter
	(amounts in thousands)
Long Term Debt	$150,000						$150,000
Contractual Commitments	$112,140	$112,140

Contractual Cash Obligation	$262,140	$112,140	$—	$—	$—	$—	$150,000

There was no other material change in Company’s contractual obligations and commitments for operating leases compared to December 31, 2001.

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site and is currently in the remedial investigation stage. The Company is unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation is expected to be completed in 2002. At June 30, 2002, the Company has accrued $340,000.00, which represents management’s best estimate of the costs to complete the remedial feasibility study.

Although the level of future expenditures for environmental remediation matters cannot be reasonably estimated, and there is no guarantee that unforseen conditions or expenditures will not arise, based on the facts presently known to management, it does not believe that the costs will have a material effect on the Company’s financial position, results of operations, or liquidity.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2002.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represent our critical accounting policies:

Allowances for Doubtful Accounts. We have reserved for expected credit losses based on our past experiences with similar accounts receivable and believe our reserves to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

Environmental reserve: Currently we are conducting an investigation of potential soil contamination at approximately 28 areas of concern at our facility in Fontana, California. We are unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation and remedial feasibility study is expected to be completed sometime in 2002.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our $130,000,000 floating interest rate bank facility when balances are outstanding on the facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt (when outstanding) such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value, which was approximately $151,875,000 at June 30, 2002. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility (when outstanding) bears interest at the Eurodollar rate, which was approximately 1.875% at June 30, 2002, however, no amounts were outstanding on the facility at June 30, 2002. We estimate that the average amount of debt outstanding under the facility for fiscal year 2002 will be approximately $30.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $300,000 for the year.

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

As a result of electricity shortages occurring during the calendar year 2001, the state of California has directly participated in the supply of electric power to local consumers. Concurrently, the State of California dramatically increased the price consumers’ pay for electricity supplied through the State’s major regulated utilities. In our case, utility supplied power rates increased by more than 100% in 2001 when compared to similar periods in 2000. In order to mitigate the effects of the State’s intervention, we are participating in the Direct Access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. Our agreement, as amended, resulted in lower electricity costs beginning in September 2001. This agreement has now been extended through December 2003. The Public Utilities Commission of the State of California (PUC) issued an order on September 20, 2001, suspending the ability of parties to enter into new Direct Access contracts as of that date. Said order indicated that the PUC was considering several future actions regarding Direct Access, including potential exit fees. On July 17, 2002, the PUC imposed exit fees on Direct Access customers in the form of a Historical Procurement Charge of 2.7 cents per kilowatt hour to reimburse Southern California Edison for procurement cost undercollections arising out of the 2001 power crisis. This charge will go into effect approximately August 1, 2002, and will remain in effect until the undercollections have been recouped. The charge is expected to result in an increase in our electricity costs based on current usage levels of $9,000,000 per year. The PUC is currently considering the imposition of additional exit fees or further restrictions on the Direct Access program which could result in additional increases in the cost of our electric service. However, we believe that continued participation in the Direct Access program will continue to provide cost savings when compared to purchasing power from Southern California Edison.

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

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999.(2)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8 1/2% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series A note (included in Exhibit 4.1).(1)

10.1	Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(3)

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

10.5
The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company.(5)

10.6
Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(6)

10.7
Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(7)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2002.

(b)  Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ VICENTE B. WRIGHT
Vicente B. Wright Executive Vice President, Finance (Principal Financial and Accounting Officer)
July 25, 2002

INDEX TO EXHIBITS

Exhibit Number	Description

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

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999.(2)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8 1/2% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series A note (included in Exhibit 4.1).(1)

10.1	Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(3)

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

10.5
The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company.(5)

10.6
Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks (6)

10.7
Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(7)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2002.