Form 10-Q
period 2002-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2002-10-28
CIK 751799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

As of October 25, 2002, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	As of September 30, 2002	As of December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,570	$8,752
Trade accounts receivable, less allowance for doubtful receivables of $1,400 at September 30, 2002 and $600 at December 31, 2001	63,473	51,537
Inventories	180,061	136,149
Deferred income taxes	2,158	2,158
Other receivables and prepaid expenses	2,124	7,106

Total current assets	253,386	205,702

Investment in affiliated company	35,979	37,182
Other assets	3,052	3,518
Property, plant and equipment, net	244,466	252,796

Total assets	$536,883	$499,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,227	$30,478
Accrued interest expense	165	3,412
Accrued utilities Income taxes payable	4,916 4,554	3,000 —
Other accrued expenses	9,259	7,413

Total current liabilities	97,121	44,303

Long-term debt	150,000	179,000
Deferred income taxes	52,488	45,697

Stockholders’ equity:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	197,274	190,198

Total stockholders’ equity	237,274	230,198
Commitments and contingencies	—	—

Total liabilities and stockholders’ equity	$536,883	$499,198

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Unaudited)
Net sales	$195,812	$168,291	$541,878	$489,119
Cost of sales	166,783	164,537	471,952	469,018

Gross profit	29,029	3,754	69,926	20,101
Selling, general and administrative expenses	6,730	5,900	18,162	17,434

Income from operations	22,299	(2,146)	51,764	2,667
Other income (expense):
Equity in income (loss) of affiliate	127	(33)	(819)	907
Interest expense, net	(3,459)	(3,946)	(10,596)	(12,726)
Other, net	885	25	1,331	1,554

Income (loss) before income tax expense (benefit)	19,852	(6,100)	41,680	(7,598)
Income tax expense (benefit)	7,975	(2,609)	16,559	(3,801)

Net income (loss)	$11,877	$(3,491)	$25,121	$(3,797)

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$25,121	$(3,797)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,898	22,649
Loss (gain) on disposition and write-down of idle plant and equipment	(870)	—
Undistributed (earnings) losses of affiliate	819	(907)
Dividends received from affiliate	384	243
Change in assets and liabilities:
Trade accounts receivable, net	(11,936)	(7,145)
Inventories	(43,912)	68,431
Other receivables and prepaid expenses	4,982	3,362
Accounts payable	47,749	(24,310)
Income taxes payable	4,554	—
Accrued interest expense	(3,247)	(4,164)
Deferred income taxes	6,791	—
Accrued utilities and other accrued expenses	3,764	(2,414)

Net cash provided by operating activities	56,097	51,948

Cash flows from investing activities:
Additions to property, plant and equipment	(13,134)	(13,292)
Sale of property, plant and equipment, net	900	—

Net cash used in investing activities	(12,234)	(13,292)

Cash flows from financing activities:
Net repayments under line-of-credit agreement with banks	(29,000)	(37,000)
Dividends paid	(18,045)	(3,000)

Net cash used in financing activities	(47,045)	(40,000)

Net decrease in cash and cash equivalents	(3,182)	(1,344)
Cash and cash equivalents at beginning of period	8,752	2,542

Cash and cash equivalents at end of period	$5,570	$1,198

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$13,637	$16,992
Income taxes	3,221	—

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2001 and 2000 contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2001. Results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of results expected for the full year.

2.    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, (SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002, which superceded SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, the impact of which did not have any impact on its consolidated financial position or consolidated results of operations.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. As the provisions of SFAS 146 are to be applied prospectively after adoption date, the Company cannot determine the potential effects that the adoption of SFAS 146 will have on its consolidated financial statements.

3.    Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	September 30, 2002	December 31, 2001
	(In thousands)
Finished goods	$14,178	$29,839
Work-in-process	16,480	23,055
Raw materials	143,759	76,860
Supplies	5,644	6,395

Total	$180,061	$136,149

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	fluctuations in commodity prices for our electricity and natural gas requirements,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects, and

•	industry-wide market factors and general economic and business conditions.

Results of Operations

	Tons Billed Three months ended September 30,		Tons Billed Nine months ended September 30,
	2002	2001	2002	2001
Hot Rolled	235,691	218,561	727,551	616,404
Cold Rolled	53,523	66,710	166,163	199,807
Galvanized	182,837	168,170	543,344	464,384
ERW Pipe	36,333	35,244	83,325	97,681

Total	508,384	488,685	1,520,383	1,378,276

Net sales.    Net sales increased $27,521,000 or 16.4% from $168,291,000 for the three months ended September 30, 2001 to $195,812,000 for the three months ended September 30, 2002. Our year-to-date net sales increased $52,759,000 or 10.8% from $489,119,000 for the nine months ended September 30, 2001 to $541,878,000 for the same period in 2002. Our net tons billed increased 19,699 or 4.0% from 488,685 for the three months ended September 30, 2001 to 508,384 for the same period in 2002. Our year-to-date net tons billed also increased 142,107 or 10.3% from 1,378,276 for nine months ended September 30, 2001 to 1,520,383 for the nine months ended September 30, 2002. We sold 17,130 tons more hot rolled and 14,667 tons more galvanized material in the three months ended September 30, 2002 and 111,147 tons more hot rolled and 78,960 tons more galvanized in the nine months ended September 30, 2002 compared to the same period of 2001. The increase in tonnage sold was due in part to the absence of imported steel in our regional marketplace due to the imposition of tariffs under Section 201. Our average unit prices on sales of our products increased approximately $39 per ton for three months ended September 30, 2002 compared to the three month period ended September 30, 2001 and our average year-to-date unit prices on sales of our products increased less than $1 per ton for the nine month period ended September 30, 2002, compared to the same period of 2001.

Gross profit.    Gross profit increased $25,275,000 or 673.3% from $3,754,000 for the three months ended September 30, 2001 to $29,029,000 for the three months ended September 30, 2002 and $49,825,000 or 247.9% from $20,101,000 for the nine months ended September 30, 2001 to $69,926,000 for the same period in 2002. Gross profit as a percentage of net sales also increased from 2.2% for the three months ended September 30, 2001 to 14.8% for the same period in 2002 and from 4.1% for the nine months ended September 30, 2001 to 12.9% for the same period in 2002. Our gross profit for the three months ended September 30, 2002 compared to the same period of 2001 increased as a result of an increase in our sales volume, increase in our average sales price, decrease in our utility costs, partially offset by an increase in our average slab per ton consumption cost. Our gross profit for the nine months ended September 30, 2002 compared to the same period last year increased as a result of an increase in our sales volume, slight increase in our average sales price, decrease in our utility costs and decrease in our average slab consumption costs.

Selling, general and administrative expenses (SG&A).    Selling, general and administrative expenses increased $830,000 or 14.1% from $5,900,000 for three months ended September 30, 2001 to $6,730,000 for the three months ended September 30, 2002. Our SG&A expenses also increased $728,000 or 4.2% from $17,434,000 for the nine months ended September 30, 2001 to $18,162,000 for the nine months ended September 30, 2002. This increase in both periods was mainly due to an increase in profit sharing distribution to all our eligible employees as a result of our strong quarterly and year-to-date results offset by an increase in our doubtful account reserve.

Equity in income(loss) of affiliate.    We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarão, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarão is accounted for under the equity method of accounting. For the three months ended September 30, 2002 we recognized income of $127,000 and a loss of $33,000 for the same period in 2001 and a loss of $819,000 for the nine months ended September 30, 2002 compared to the income of $907,000 for the same period in 2001.

Interest expense.    Net interest expense decreased $487,000 or 12.3% from $3,946,000 for the three months ended September 30, 2001 to $3,459,000 for the same period in 2002 and decreased $2,130,000 or 16.7% from $12,726,000 for the nine months ended September 30, 2001 to $10,596,000 for the same period in 2002. Our average outstanding debt decreased during the first nine months of 2002 compared to the same period of 2001, and our effective interest rates during the first nine months of 2002 increased compared to the same period of 2001, resulting in a net decrease of our net interest expense. Interest expense figures are net of interest income and capitalized interest of $52,000 and $272,000 for the three and nine months ended September 30, 2001, respectively, and $184,000 and $667,000 for the same period in 2002.

Income taxes.    As a result of higher income before income taxes of $25,952,000 for the three month period ending September 30, 2002 from a loss of $6,100,000 for the three month period ending September 30, 2001, to income of $19,852,000 for the same period of 2002, income tax expense increased $10,854,000, from a $2,609,000 tax benefit to a $7,975,000 income tax expense for the three-month period ended September 30, 2002 compared to the same period of 2001. As a result of higher income before income taxes of $49,278,000 for the nine month period ending September 30, 2002, from a loss of $7,598,000 for the nine month period ending September 30, 2001, to income of $41,680,000 for the same period of 2002, we recorded income tax expense of $16,559,000 compared to an income tax benefit in the previous year of $3,801,000. Our effective tax rate was 40.2% for three months ended September 30, 2002, compared to a 42.8% tax benefit for three months ended September 30, 2001. Our effective tax rate for the nine month period ending September 30, 2002 was 39.7% compared to the effective tax benefit rate of rate of 50.0% for the nine month period ending September 30, 2001. The difference in the effective tax rate was due to a larger State Manufacturers’ Investment Tax Credit (MIC) in proportion to the loss recorded in the three and nine month periods ending September 30, 2001 compared to the income recorded in the same periods in 2002.

Net income (loss).    Net income for the three months ended September 30, 2002 was $11,877,000 compared to a net loss of $3,491,000 for the three months ended September 30, 2001, an increase of $15,368,000 in net income. Our net income for the nine months ended September 30, 2002 was $25,121,000 compared to a net loss of $3,797,000 for the nine months ended September 30, 2001, an increase of $28,918,000 of net income.

Liquidity and Capital Resources

At September 30, 2002, we had $5,570,000 in cash and cash equivalents and over $110,000,000 in financing available under our credit facilities. During the nine months ended September 30, 2002, cash flow from operations generated $56,097,000, which consisted of $25,121,000 in net income, $21,898,000 in depreciation and amortization expense and a net cash flow increase of $8,745,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $11,936,000 increase in trade accounts receivable, a $43,912,000 increase in inventories, a $4,982,000 decrease in other receivables and prepaid expenses, a $47,749,000 increase in payables, a $4,554,000 increase in income taxes payable and a $6,791,000 increase in deferred income taxes. Cash flow from investing activities during the nine months ended September 30, 2002 consisted of $13,134,000 of capital expenditures. Cash flows from financing activities during the nine months ended September 30, 2002 consisted of net repayments under our credit facilities of $29,000,000 and payment of $18,045,000 of dividends. During the nine month period ended September 30, 2002, we also paid $12,750,000, representing two payments of six month semi-annual interest on our 8.5% senior notes.

In March 1999, we entered into a $130,000,000 five-year bank facility. The bank facility is collateralized by cash, accounts receivable, inventory and other assets and the available credit under the facility varies in proportion to these assets. Accordingly, our financing available under this credit facility was approximately $110,000,000 at September 30, 2002, based on available inventories and accounts receivable balances. There was no outstanding balance under this facility as of September 30, 2002. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2002. The Company was in compliance with all the bank covenants at the end of September 30, 2002.

Commitment and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of September 30, 2002:

	Payments Due by Period
	Total	2002	2003	2004	2005	2006	Thereafter
	(amounts in thousands)
Long Term Debt	$150,000						$150,000
Contractual Commitments	$75,117	$75,117

Contractual Cash Obligation	$225,117	$75,117	$—	$—	$—	$—	$150,000

There was no other material change in the Company’s contractual obligations and commitments for operating leases compared to December 31, 2001.

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site and is currently in the remedial investigation stage. The Company is unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation is expected to be completed in late 2002. At September 30, 2002, the Company has accrued $290,000 which represents management’s best estimate of the costs to complete the remedial feasibility study.

Although the level of future expenditures for environmental remediation matters cannot be reasonably estimated and there is no guarantee that unforeseen conditions or expenditures will not arise, based on the facts presently known to management, it does not believe that the costs will have a material effect on the Company’s financial position, results of operations, or liquidity.

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

Allowances for Doubtful Accounts: We have reserved for expected credit losses based on our past experiences with similar accounts receivable and believe our reserves to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

Environmental Reserve: Currently we are conducting an investigation of potential soil contamination at approximately 28 areas of concern at our facility in Fontana, California. We are unable to reasonably estimate the range of liability until completion of a remedial feasibility study. The site investigation and remedial feasibility study is expected to be completed sometime in late 2002.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our $130,000,000 floating interest rate bank facility when balances are outstanding on the facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt (when outstanding) such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value, which was approximately $150,000,000 at September 30, 2002. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility (when outstanding) bears interest at the Eurodollar rate plus margin, which in total was approximately 2.91% at September 30, 2002, however, no amounts were outstanding on the facility at September 30, 2002. We estimate that the average amount of debt outstanding under the facility for fiscal year 2002 will be approximately $15.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $150,000 for the year.

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

As a result of electricity shortages occurring during the calendar year 2001, the state of California has directly participated in the supply of electric power to local consumers. Concurrently, the State of California dramatically increased the price consumers pay for electricity supplied through the State’s major regulated utilities. In our case, utility supplied power rates increased by more than 100% in 2001 when compared to similar periods in 2000. In order to mitigate the effects of the State’s intervention, we are participating in the Direct Access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. Our agreement, as amended, resulted in lower electricity costs beginning in September 2001. This agreement has now been extended through December 2003. The Public Utilities Commission of the State of California (PUC) issued an order on September 20, 2001, suspending the ability of parties to enter into new Direct Access contracts as of that date. Said order indicated that the PUC was considering several future actions regarding Direct Access, including potential exit fees. On July 17, 2002, the PUC imposed exit fees on Direct Access customers in the form of a Historical Procurement Charge of 2.7 cents per kilowatt hour to reimburse Southern California Edison for procurement cost under-collections arising out of the 2001 power crisis. This charge went into effect approximately August 1, 2002, and will remain in effect until the under-collections have been recouped. The charge is expected to result in an increase in our electricity costs based on current usage levels of $9,000,000 per year. The PUC is currently considering the imposition of additional exit fees or further restrictions on the Direct Access program which could result in additional increases in the cost of our electric service. However, we believe that continued participation in the Direct Access program will continue to provide cost savings when compared to purchasing electricity from Southern California Edison.

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

ITEM	4. CONTROLS AND PROCEDURES

For the period ending September 30, 2002 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President of Finance (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President of Finance concluded that, as of September 30, 2002, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Executive Vice President of Finance determined, as of September 30, 2002, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

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
Vicente B. Wright, Executive Vice President, Finance (Principal Financial and Accounting Officer)
October 25, 2002

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C. Lourenco Goncalves, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of California Steel Industries, Inc. (the “Registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.    The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002

	By:	/s/ C. LOURENCO GONCALVES
C. Lourenco Goncalves, President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Vicente B. Wright, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of California Steel Industries, Inc. (the “Registrant”);

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.    The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.    The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002

	By:	/s/ VICENTE B. WRIGHT
Vicente B. Wright, Executive Vice President, Finance (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.5
The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company. (5)

10.6
Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks (6)

10.7
Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (7)

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