Form 10-K
period 2002-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2003-03-25
CIK 751799

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One )
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number: 333-79587

CALIFORNIA STEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0051150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 San Bernardino Avenue Fontana, California	92335
(Address of principal executive offices)	(Zip code)

(909) 350-6200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

None	None

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          As of March 24, 2003, there were 1,000 shares of the registrant’s common stock, no par value, outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2002

PART I

Item 1.   Business

          Statements of our belief in this section are based on our own internal studies or research, estimates of members of our senior sales management team, our knowledge of the industry or other information we have internally compiled.

Introduction

          We believe we are the leading producer of flat rolled steel in the western United States based on tonnage billed. We produce the widest range of flat rolled steel products in the region, including hot rolled, cold rolled and galvanized coil and sheet. We also produce electric resistance welded pipe. Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. Our principal market consists of the 11 states located west of the Rocky Mountains. We have two main competitors located in the western United States. Steel products are also supplied to the western United States via imports from foreign companies and from domestic suppliers located outside the western United States. We believe our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships provide us with significant advantages over our competition.

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

          There are generally two types of steel producers: “integrated mills” and “mini-mills.” Steel manufacturing by an integrated producer includes ironmaking from raw materials, like iron ore and coal in a blast furnace, followed by steelmaking, slab making, reheating and further rolling into coil or other shapes. A mini-mill is generally a smaller volume steel producer that uses an electric arc furnace rather than a blast furnace to create steel from ferrous scrap metal. Mini-mills typically service regional markets.

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

     Recent Industry Conditions

          Pursuant to his authority under Section 201 of the Trade Act of 1974, President Bush on March 5, 2002 announced that slab imports for all countries (other than Canada, Israel, Jordan and Mexico) will be subject to a tariff-rate quota (“TRQ”).  The TRQ will exempt the first 5.4 million tons of imported slab from tariffs; imports above that level will face the same tariffs that are imposed on finished flat-rolled products.  The exemption will increase to 5.9 million tons in year two, and 6.4 million tons in year three.  President Bush imposed tariffs of 30 percent on imports of plate and hot-rolled, cold-rolled, and coated flat-rolled products from all countries other than Canada and Mexico.  The tariffs will decrease to 24 percent in year two, and 18 percent in year three.

After operating under the Section 201 import restrictions since March 2002, we believe our ability to purchase steel slab in the international market has not been materially affected by the Section 201 decision.  Similarly, we believe that the Section 201 limitations on competitive products have not had material consequences on our business, although many domestic steel companies credit the Section 201 ruling for their business improvements.   Beginning March 20, 2003, the second year tariffs and

TRQ’s will become effective and we anticipate no material changes on our business.  However, there can be no assurances that domestic steel prices will be affected by the tariffs on imported flat-rolled products.

          Much of 2002 represented a year of improvement for most participants in the domestic steel industry.  As certain steel companies stopped production and the Bush Administration instituted Section 201 Trade actions against the importation of many types of steel products, the supply of steel products dropped below demand resulting in sharply higher prices.  However, by the end of 2002 most mills had resumed production while at the same time overall demand had weakened significantly.  As a result, many steel companies had begun to lower prices in an attempt to keep order backlogs at reasonable levels.

          Another recent development is the apparent increased demand for steel products in China.  China’s year over year growth in steel imports has encouraged many United States based steel companies to take the unusual step to export product outside the country.  As we do not currently actively pursue sales in foreign markets, we have not competed in the Chinese market as we do not believe this level of demand is sustainable and would detract from our core business and customers, however, if the economics change and become advantageous for us, we may pursue exports to China.

Products and Customers

          Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance welded (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

	Year Ended December 31,

	2002	2001	2000	1999	1998

Hot rolled coil and sheet	47.0%	45.3%	40.7%	47.3%	52.1%
Cold rolled coil and sheet	11.6%	13.9%	16.1%	15.9%	15.1%
Galvanized coil and sheet	35.7%	34.2%	35.6%	29.7%	24.4%
ERW pipe	5.7%	6.6%	7.6%	7.1%	8.4%

Total	100%	100%	100%	100%	100%

Total tons billed, excluding scrap (in thousands)	2,014	1,828	1,753	1,803	1,614

          The western U.S. steel market is comprised of many consumers typically requiring small order sizes with a wide variety of metallurgical qualities and specifications. In contrast, the majority of other U.S. steel markets primarily depend on heavy-tonnage steel consumers like the automotive and durable goods manufacturing industries. We believe that the western United States’ smaller and more diverse customer base helps balance pricing power between the consumer and the supplier. Instead of competing solely on price, we believe we benefit from having customers that place greater value on our competitive strengths, including integrated service, timeliness of delivery and ability to meet unique customer needs. We further believe that we benefit from our strategic location in Fontana, California.

          We have approximately 300 active customers, with no single customer accounting for more than 7% of our 2002 net sales. Our customers include service and processing centers, construction and building material companies, roofing and decking manufacturers, structural tubing concerns, oil and gas producers and distributors, wheel and rim manufacturers, packaging and container companies as well as various customers in other industries.

          We do not actively pursue sales in foreign markets and we make foreign sales only when they are economically advantageous to us. In 2002, we sold approximately 10,622 tons of steel products to customers primarily in Mexico and Canada, which represented less than 1% of our total 2002 tons billed.

          Hot rolled coil and sheet is our largest product category as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, shipping containers, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2002, we directed approximately 47.3% of our hot rolled production to outside sales and we further processed approximately 52.7% internally for our own higher-margin, value added product needs.

          Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, lighting fixtures, metal office furniture, water heaters, container manufacturers, tubing, appliances, galvanized containers and a variety of construction related products. In 2002, we directed approximately 26.7% of our cold rolled production to outside sales and we further processed approximately 73.3% internally for our own higher-margin, value added product needs.

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

          We supply ERW pipe with diameters ranging from 4.5” to 16.0” in the western U.S. markets. The principal end-users of our ERW pipe production are oil and gas transmission companies. We also sell standard pipe to industrial accounts for load bearing and low-pressure applications.

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

     Modernization Program

          From 1993 through 1999 we embarked on a $250 million modernization program that allowed us to improve our product quality, double production volumes, and increase our percentage of high value added products to our product mix.  Since the completion of our modernization program, we have continued to make selective investments designed to keep our facilities competitive or reduce operating costs.  Our capital spending in 2001 was $14.8 million.  Of this amount, approximately 22% was spent on the installation of phase 2 of our Hydrogen Annealing Project and approximately 18% was spent on various upgrades to our hot strip mill.  Total capital spending in 2002 was $20.8 million, the majority of which was spent on motors and other related equipment in our hot strip mill.

          Production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products.

     Hot Strip Rolling and Finishing Mills

          We produce hot rolled coil and sheet from slab in our hot strip mill. A walking beam furnace reheats slab, directs it to a multi-stand rolling mill to reduce thickness and rolls it into coil. Equipped with an automatic gauge control system and technologically advanced computer controls, the hot strip mill currently possesses a throughput capacity of over 1.7 million tons annually and can produce hot rolled coil in gauges from 0.053” to 0.750”.

          The hot strip mill facility is primarily composed of the following:

•	a walking beam furnace with a capacity of 6,480 tons of slab per day; and

•	the 86” mill which consists of five roughing stands, a scale breaker, six finishing stands and two downcoilers.

In addition, the hot strip finishing lines are composed of the following:

•	an 80” coil slitter line that can trim product up to 0.375” in thickness and can be easily adjusted to meet a variety of customer-specified widths;

•	one shear line using a synchronized flying shear;

•	a skin pass line that uses one 2-hi mill with 32” diameter x 86” rolls which is used for surface improvements; and

•	a build-up line that is used to increase coil sizes to customers specifications.

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

          The cold rolled facility, with a current annual finished capacity of approximately 1.0 million tons, includes the following:

•	a five-stand reduction mill;

•	an electrolytic cleaning line; and

•	twenty hydrogen annealing bases.

          The five-stand reduction mill reduces pickled steel strip from a gauge range of 0.075” to 0.225” to a range of 0.010” to 0.172” in thickness, with a maximum width of 60”. The five-stand reduction mill was completely revamped in 1997. After cold reduction, coil is cleaned in a 200 feet to 1,000 feet per minute electrolytic cleaning line, producing smut-free steel which is then batch annealed before final production in the 60” temper mill, where the steel is tempered to specified finish and gauge.

          Hydrogen annealing is a process that heats steel coils to annealing temperatures in a pure hydrogen atmosphere and then slowly allows the steel coils to cool. This process restores ductility to our steel products that is lost as a result of cold rolling.  Our hydrogen annealing facility has an annual capacity of 360,000 tons of cold rolled annealed product per year.

     Galvanizing Mills

          Galvanized coil and sheet represent our highest value added products, requiring the greatest degree of processing and quality controls. We produce galvanized sheet by taking cold rolled coils, and in some instances, hot rolled coils, heating it in an annealing furnace and dipping the coil, while still hot, into a pot of molten zinc. As the coil leaves the pot, coating controls insure product specifications match customer requirements. The steel’s corrosion resistance makes it ideal for applications like air conditioning units, air ducts, metal ties, studs, siding, decking, roofing and culverts.

          We currently operate two continuous galvanizing lines and believe that our galvanizing facilities can produce the full range of coated steel. In 2002 we increased the productivity of our galvanizing lines to approximately 750,000 tons of galvanized steel production. The first continuous galvanizing line is horizontally configured and produces gauges from 0.012” to 0.174”. The second continuous galvanizing line is vertically configured and produces gauges from 0.010” to 0.060”.

     Electric Resistance Weld (ERW) Pipe Mill

          We produce ERW pipe by rollforming hot rolled skelp into a pipe shape, welding the edges together with a high frequency welder, annealing the weld and cutting the finished product to length on a continuous line. The ERW pipe may then undergo additional testing and/or finishing operations like hydrotesting and end beveling.

          The pipe mill produces pipe with outside diameters ranging from 4.5” to 16” and wall thickness ranging from 0.156” to 0.375”, with lengths available up to 63 feet without mid-weld. Process coating is available through local coating applicators, one of whom lease space on our property. The ERW pipe mill has a current capacity of approximately 150,000 tons per year.

     Semi-Finished Steel Slab and Suppliers

          Steel slab is a semi-finished steel raw material in rectangular form and is generally the first form taken by molten steel after it solidifies. The principal users of steel slab are steel producers or processors that roll slab into finished products like plate or coil.

          Historically, our raw material consumption costs have comprised approximately 70% of our cost of goods sold. We are the largest importer and the second largest purchaser of slab in the world. We purchase slab from a diverse group of foreign suppliers to obtain high quality steel at low cost through reliable sources. Our foreign vendors are located in Brazil, Mexico, Australia, Japan, Russia, South Africa, Argentina and China.

          We typically make our slab purchases on a quarterly basis. As of December 31, 2002 we were committed, in the form of open purchase orders, to purchase approximately  $92.9 million in steel slabs. All of our 2002 slab purchases were made on a quarterly basis and we expect to continue to negotiate slab prices and volume with our traditional suppliers on a quarterly basis for our slab purchases in 2003.

          Although we are not reliant on any one single vendor, in 2002, we purchased approximately 15% of our slab from Ispat Mexicana de C. V. -Imexsa of Mexico and approximately 39% of our slab from Companhia Siderurgica de Tubarão of Brazil. Ispat Mexicana is the only steel facility in the world dedicated solely to the production of steel slab.

          We own 4% of the common stock of Companhia Siderurgica de Tubarão, which represents 1.5% of the total equity interest in Companhia Siderurgica de Tubarão. Companhia Siderurgica de Tubarão is a subsidiary of both Companhia Vale do Rio Doce and Kawasaki Steel Corporation, our stockholders’ parent companies. All slab purchases with our parent or affiliated companies are negotiated on an “arm’s length” basis and in accordance with market conditions.

          We negotiate with a variety of shipping companies to deliver our slab directly to the Port of Los Angeles. We also charter vessels from Seamar Shipping Corporation, a subsidiary of Companhia Vale do Rio Doce. The vessels are loaded following a specific stowage plan that we develop. The plan ensures high productivity rates at both the loading and unloading sites. Our agents are on site for the loading of each shipment. After unloading, the slab is transported to our facility by rail using the services of Burlington Northern Santa Fe Railroad and Union Pacific Rail Lines. Our current contract with Burlington Northern Santa Fe Railroad is effective through December 2013. This agreement provides us with transportation services at fixed rates and ensures us a dedicated level of rail availability through the term of the agreement. Additionally, Burlington Northern Santa Fe Railroad utilizes rail cars designed specifically to transport steel slab. We believe this will greatly improve the efficiency and safety of steel slab transportation through our community.

          Under an agreement that we have entered into with our two shareholders, we continuously purchase slabs from Companhia Siderurgica de Tubarão as raw material for our operations according to basic terms and conditions agreed upon from time to time. In addition, our stockholders have agreed to maintain the existing contract between us and Companhia Siderurgica de Tubarão in accordance with their respective terms and conditions.

          We believe that our integrated slab procurement system allows us to manage our slab inventory levels, ensuring optimal tonnage levels as well as the slab quality necessary to meet our customers’ order specifications. As of December 2002, we had what we believed to be firm backlog orders of approximately 300,000 tons. Based on our average sales price at that time, the backlog value was approximately $132,000,000. As of December 2001, we had what we believed to be firm backlog orders of approximately 240,000 tons. Based on our average sales price at that time, the backlog value was approximately $83,000,000.

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

          We are the only producer of flat rolled steel products located in the western United States which can supply hot rolled, cold rolled and galvanized coil and sheet. We also produce ERW pipe in diameters ranging from 4.5” to 16.0”. We believe that we are well equipped to provide “one-stop shopping” for our customers and we believe that this maximizes sales opportunities and increases the convenience and value of the service we provide to customers. We will continue to invest in the quality of our products across all product lines, allowing us to market ourselves as a full-service provider of flat rolled steel in the region.

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

          As part of our strategy to provide superior customer service, we offer our customers ancillary services such as engineering and metallurgical advice. Substantial portions of our customers are small to medium-sized businesses. As a result, many do not have the resources to employ a sophisticated metallurgical engineering staff. Our metallurgical engineers work with our customers on a daily basis, often on site, providing advisory services focused on reducing procurement costs and improving overall production efficiency. In addition to ancillary services, we also provide “service center” like operations including slitting, shearing, coating and single-billing for third party processing. We believe that these value added services help to further differentiate us from our competitors.

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

          We are also subject to general economic trends and conditions, such as the presence or absence of sustained economic growth and currency exchange rates. We are particularly sensitive to trends in the construction, agriculture, oil and gas and gas transmission industries, because these industries are significant markets for our steel products. If there were a downturn in one or more of these industries, our sales volume, prices and profitability and liquidity could be adversely affected.

     U.S. Competition

          We experienced significant change among our local, western U.S. based producers of steel sheet products in 2002. The only integrated producer in the western U.S. ceased operating in November 2001 and filed for bankruptcy during the first quarter of 2002.  By the end of 2002 this competitor was unable to find alternative sources of capital and has entered into a liquidation process.  In addition, a steel processor located in Northern California was purchased by another competitor and subsequently closed.  At the end of 2002, our western U.S. based competition consisted of two steel processors and, to a lesser extent, service centers. Historically, high transportation costs have deterred midwestern steel manufacturers from accessing the western U.S. market.  However, competition from midwestern steel manufacturers increases dramatically when a lack of demand and increased competition in their home markets encourages them to push excess production into the western United States. Many of our competitors have invested in new plants and equipment that have improved their product quality and increased their production efficiencies. In hot rolled products, our principal domestic competition is material from a variety of sources located in the Midwestern United States.  UPI, located in Pittsburg, California, is our principal competitor in galvanized and cold rolled products. We also compete in the galvanized market with Steelscape Inc. which operates two facilities, one located in Kalama, Washington, and the other in Rancho Cucamonga, California.

          We also compete with steel service and processing centers, although such centers are customers as well as competitors. Service centers serve as wholesale distributors for a broad line of sheet products and also provide value added services including slitting, shearing and coating.

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

     Foreign Competition

          Foreign steel producers consistently compete in the western United States steel market in all of our product categories. Over the past several years we have experienced increased competition from importers primarily within the hot rolled and cold rolled product sectors. Although imported steel has relatively long lead times to reach the western U.S. market, economic and currency dislocations in foreign markets encourage many importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies..

          During 2001, competitive conditions deteriorated to unprecedented levels where prices reached unsustainable, 20-year lows and as a result, combined with a weakening economy, more than 30 steel industry firms filed for bankruptcy.  Pursuant to his authority under Section 201 of the Trade Act of 1974, President Bush on March 5, 2002 imposed tariffs of 30 percent on imports of plate and hot-rolled, cold-rolled, and coated flat-rolled products from all countries other than Canada and Mexico.  The tariffs decrease to 24 percent in year two, and 18 percent in year three.

          In response to the imposition of tariffs, as well as several domestic steel producers temporarily halting production, the unit prices for our steel products rose for most of 2002.  With the President’s imposition of tariffs, steel available from foreign suppliers decreased dramatically for most of 2002.  However, by year-end, prices have sufficiently improved so that even with the added tariff costs many foreign suppliers have returned to the domestic market.

Employee Relations

          At December 31, 2002, we had 929 full-time employees. We have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

Forward-Looking Statements

          Certain statements contained in this Form 10-K regard matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “should,” “could,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” “will be,” “will continue,” “will likely result,” and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-K and the following:

•

our substantial indebtedness, interest expense and principal repayment obligations under our bank facility and 8.5% senior notes, which could limit our ability to (i) use operating cash flow in our business other than for debt-servicing obligations, (ii) obtain additional financing and react to changing market and general economic conditions, and (iii) which increase our vulnerability to interest rate increases,

•

because our board of directors is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in costly delays in making important business decisions and put us at a competitive disadvantage,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects,

•	volatility of energy costs as well as the viability of the electrical power distribution system within the state of California, and

•	industry-wide market factors and general economic and business conditions.

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

Environmental Matters

          Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state, and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and solid and hazardous waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $2.3 million in 1998, $1.1 million in 1999, $0.9 million in 2000, $1.3 million in 2001, and $1.4 million in 2002. We plan to spend approximately $2.3 million in 2003, with the largest component representing investigation activities at our Fontana site.

          In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control. This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan.  Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan.  The total aggregate cost of remediation is estimated to be approximately $1.8 million, which has been accrued in the 2002 consolidated financial statements.  The California Department of Toxic Substances Control has not yet completed its review and approval of our plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs.  The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

          Not applicable.

Item 6.   Selected Financial Data

          The selected consolidated financial information presented below as of and for the fiscal years ended December 31, 2002, 2001, 2000, 1999, and 1998, has been derived from our audited consolidated financial statements. Except for the fiscal years ended December 31, 1998 and 1999, these consolidated financial statements are contained elsewhere in this Form 10-K. The following selected consolidated financial information is qualified by reference to, and should be read in conjunction with the historical consolidated financial statements, including notes accompanying them and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found elsewhere in this Form 10-K.

	Year Ended December 31,

	2002		2001		2000		1999		1998

	(dollars in thousands)
Statement of Operations Data:
Net sales	$754,355		$640,390		$720,900		$687,050		$673,439
Cost of sales	657,085		612,713		616,638		564,889		603,613
Gross profit	97,270		27,677		104,262		122,161		69,826
Selling, general and administrative expenses	26,013		23,350		32,185		29,946		28,626
Income from operations	71,257		4,327		72,077		92,215		41,200
Interest expense, net	(14,127)		(16,316)		(18,756)		(16,345)		(16,954)
Income (loss) before income taxes	58,139		(7,317)		56,138		77,027		26,816
Net income (loss)	35,011		(3,711)		34,845		46,847		19,800
EBITDA, as adjusted Data(1):
Income (loss) before income taxes	$58,139		$(7,317)		$56,138		$77,027		$26,816
Interest expense	14,127		16,316		18,756		16,345		16,954
Excluding (gain) loss of fixed assets	(492)		802		(28)		(13)		308
Depreciation and amortization	28,827		30,204		28,852		26,331		26,659

EBITDA, as adjusted	$100,601		$40,005		$103,718		$119,690		$70,737

EBITDA, as adjusted margin	13.3%		6.2%		14.4%		17.4%		10.5%
Other Data:
Operating margin	9.4%		0.7%		10.0%		13.4%		6.1%
Cash flows provided by operating activities	48,295		83,963		34,594		72,287		63,456
Cash flows used in investing activities	(20,111)		(14,753)		(33,936)		(37,321)		(49,335)
Cash flows used in financing activities	(34,045)		(63,000)		(6,015)		(39,029)		(12,502)
Capital expenditures	$20,812		$14,753		$33,995		$37,397		$49,354
Total tons billed, excluding scrap (in thousands)	2,014		1,828		1,753		1,803		1,614
Number of employees at end of period	929		952		973		952		976
Man hours per ton produced	1.02		1.14		1.18		1.18		1.29
Selected Ratios:
Ratio of earnings to fixed charges(2)	4.8	x	0.6	x	3.8	x	5.3	x	2.3	x
Ratio of EBITDA, as adjusted to interest expense, net (3)	7.1	x	2.5	x	5.5	x	7.3	x	4.2	x

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,891	$8,752	$2,542	$7,899	$11,962
Property, plant and equipment, net	245,193	252,796	268,429	262,696	251,163
Total assets	552,314	499,198	602,158	552,805	533,606
Total long-term debt including current portion and notes payable to banks	163,000	179,000	239,000	230,000	243,700
Total stockholders’ equity	247,154	230,198	236,909	217,079	190,272

(1)

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

(3)	Ratio of EBITDA as adjusted to interest expense, net represents EBITDA as adjusted (1) above, divided by net interest expense.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          From our site in Fontana, California, we produce flat rolled steel products: hot rolled, cold rolled, galvanized as well as ERW pipe, with a current annual finished shipment capability of approximately 2.0 million tons. We service a broad range of customers with applications that include pipe and tubing, heating, ventilating and air conditioning, strapping, drums, steel wheels, culverts and a variety of construction related products.

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

          Cost of goods sold consists primarily of raw materials, labor, natural gas, electricity, depreciation and zinc costs. Raw material costs have historically comprised approximately 70% of our cost of goods sold. Our slab consumption unit cost in 2002 was lower compared to 2001, however, compared to 1999, our slab consumption unit cost in 2002 was higher.

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

          We require significant volumes of electricity to operate our equipment and produce our products.  To obtain the electricity we need to participate in the Direct Access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. Our agreement, as amended, results in lower electricity costs than would otherwise be available from California’s regulated utility providers.  The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt hour on utility customers who participating in the Direct Access program during the California electricity crisis in 2001.  The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California to purchase electricity during the crisis.  The CRS, if continued at 2.7 cents per kwh, is projected to result in additional costs for our electricity service of approximately $9,000,000 in 2003.  We are currently consulting with legal counsel and other impacted parties concerning a potential challenge to the exit fees, however, any such challenge is not expected to alleviate the projected impact of exit fees in 2003.

          Further, recent events have caused wholesale electricity prices to rise over the last several weeks.  Our current direct access electricity purchase agreement covers most of our electricity requirements at pre-established prices through December 2003.  However, due to the nature of our contract and normal fluctuations in our daily electricity usage, we occasionally are exposed to spot electricity prices when we sell excess energy into, or when we buy additional energy from, the wholesale market.  In an environment where spot prices for electricity are rising we may benefit from the sale of excess energy and our costs may rise if additional spot purchases are required.  Conversely, in an environmental where spot prices are declining, we sell excess energy at rates that may be below our contract price and we may lower our overall costs if additional spot purchases are required.  For fiscal 2002, electricity costs accounted for approximately 3% of our cost of goods sold.

          We also require significant volumes of natural gas to produce our products.  We generally purchase natural gas on an annual contract basis from a physical supplier active in the California market. The price we normally pay for natural gas is based on the New York Mercantile Exchange (NYMEX) natural gas commodity index, which is a commonly referenced index in the industry for natural gas purchases, and an additional delivery cost to the California border commonly known as the basis cost.  For the last several years the index price for natural gas has experienced volatility.  In an effort to stabilize such costs, we may on occasion enter into agreements whereby we lock in our cost for natural gas in future months.  We are currently in an agreement that fixes our cost of natural gas through May 2003.

          Recent domestic events, including but not limited to, severe cold weather in certain parts of the United States, low natural gas inventory storage, and a lack of new natural gas drilling activity, as well as international events, such as the potential conflict in Iraq and the political unrest in Venezuela, have resulted in very high natural gas costs over the last several weeks.  Our production costs have not been affected by these recent price fluctuations because the price we pay for natural gas is fixed through May 2003.  We currently have in place additional agreements that fix the price of approximately 30% of our natural gas requirements from June through October 2003.  We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves.  In fiscal year 2002, natural gas costs represented less than 5% of our cost of goods sold.

          Selling, general and administrative expenses consist primarily of sales and labor, various administrative expenses, and shipping costs. In 2002, labor costs comprised approximately 49% of our total selling, general and administrative expenses compared to 52% in 2001 and 45% in 2000.

Results of Operations

	Tons Billed

	Year Ended December 31,

	2002	2001	2000

Hot Rolled	945,663	829,161	712,717
Cold Rolled	234,505	253,465	282,418
Galvanized	719,711	625,138	623,782
ERW pipe	113,902	120,607	134,177

Total (excluding scrap)	2,013,781	1,828,371	1,753,094

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

          Net sales.   For the year ended December 31, 2002 net sales were $754,355,000.  This was a $113,965,000 improvement over the prior year. The increase is attributable to an improved average sales unit price and a significantly higher volume of products sold. Our average sales price increased by more than $24 per ton increasing our net sales by approximately $48,600,000. We established a new volume sold record of 2,013,781 net tons, representing a 185,410 net ton increase over the prior year and  further increasing our net sales by an additional $65,200,000.

          Gross profit.   Gross profit increased $69,593,000 from $27,677,000 last year to $97,270,000 this year. Gross profit as a percentage of net sales increased from 4.3% in 2001 to 12.9% in 2002. Our improvement in gross profit was the result of a better margin between our average sales price and our average slab consumption cost, higher volumes and improved utility costs.

          Selling, general and administrative (SG&A) expenses.   Selling, general and administrative expenses increased $2,663,000, from $23,350,000 last year to $26,013,000 this year. The primary reasons for the increase in SG&A expenses was an increase in profit sharing expenses resulting from improving profits as well as a $1,700,000 non-cash accrual recorded for future environmental remediation expenditures.  SG&A expenses as a percentage of net sales decreased slightly from the prior year from 3.6% last year to 3.4% this year.

          Equity in income of affiliate.   We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarão, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarão is accounted for under the equity method of accounting. For the year ended December 31, 2002, we recognized income of $150,000 from our investment in Companhia Siderurgica de Tubarão, which consists of our pro-rata share of Companhia Siderurgica de Tubarão’s income. Companhia Siderurgica de Tubarão is a publicly traded Brazilian company engaged in the production of steel slab and coil. Approximately 90% of Companhia Siderurgica de Tubarão’s products are exported outside of Brazil and sold predominantly in U.S. dollars. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates. For the year ended December 31, 2001, we recognized income of $1,274,000 from our investment in Companhia Siderurgica de Tubarão.

          Net Interest expense.   Net interest expense decreased $2,189,000 from $16,316,000 last year to $14,127,000 this year. The decrease in interest expense is attributable to lower average loan balances. Interest expense figures are net of interest income of $508,000 and $246,000 in 2002 and 2001 respectively and capitalized interest of $319,000 in 2002 and $118,000 in 2001.

          Other Income, net.   Other income, net, decreased $2,539,000 from $3,398,000 last year to $859,000 this year. Other income is comprised of miscellaneous income items such as the sale of fixed assets, rental income, proceeds from legal settlements, etc.  As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

          Income tax expense (benefit).   Income tax expense for the year was $23,138,000 compared to income tax benefit of $3,606,000 last year.  The effective tax rate for 2002 was 39.8% compared to an effective tax rate benefit of 49.3% in 2001. Income tax expense (benefit) is net of state manufacturing investment credit of $1,113,000 in 2002 and $1,200,000 in 2001.

          Net income (loss).   Net income for the year was $35,001,000 compared to the net loss incurred last year in the amount of $3,711,000.

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

          Gross profit.   Gross profit decreased $76,585,000, or 73.5%, from $104,262,000 for the year ended December 31, 2000 to $27,677,000 for the year ended December 31, 2001. Gross profit as a percentage of net sales decreased from 14.5% in 2000 to

4.3% in 2001. Our gross profit decreased as a result of a decrease in our selling price, change in product mix, and an increase in utility costs, which was partially offset by a decrease in our slab cost.

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

          Equity in income of affiliate.   We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarão, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarão is accounted for under the equity method of accounting. For the year ended December 31, 2001, we recognized income of $1,274,000 from our investment in Companhia Siderurgica de Tubarão, which consists of our pro-rata share of Companhia Siderurgica de Tubarão’s income, and $650,000 of amortized negative goodwill (which was fully amortized as of December 31, 2001). Companhia Siderurgica de Tubarão is a publicly traded Brazilian company engaged in the production of steel slab. Approximately 90% of Companhia Siderurgica de Tubarão’s products are exported outside of Brazil and sold predominantly in U.S. dollars. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates. For the year ended December 31, 2000, we recognized income of $2,229,000, including amortization of negative goodwill, from our investment in Companhia Siderurgica de Tubarão.

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

          Other Income, net.   Other income, net increased $2,5810,000 from $588,000 last year to $3,398,000 this year. Other income is comprised of miscellaneous income items such as the sale of fixed assets, rental income, proceeds from legal settlements, etc.  As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

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

Liquidity and Capital Resources

          At December 31, 2002, we had $2,891,000 in cash and cash equivalents and $101,872,000 available under our bank facility. During the year, cash flows from operations generated $48,295,000, which consisted of $35,001,000 in net income, $28,827,000 in depreciation and amortization expense and a net cash flow decrease of $15,458,000 due to changes in assets and liabilities.  Operating cash flow decreased as a result of a $54,560,000 increase in inventories and a $16,103,000 increase in accounts receivable.  Operating cash flow was increased as a result of a $41,394,000 change in accounts payable and a $3,791,000 change in deferred income taxes.  Cash flows from investing activities consisted primarily of $20,812,000 of capital expenditures. Cash flows from financing activities consisted of net repayments under our bank facility in the amount of $16,000,000 and dividend payments of $18,045,000.

          On March 10, 1999, we entered into a $130,000,000 five-year bank facility of which $13,000,000 was outstanding as of December 31, 2002. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. The termination date is the earlier to occur of March 10, 2004 or the date that is 60 days prior to the maturity of our 8.5% senior notes. Advances may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

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

          We currently have approximately $3,800,000 in material commitments for capital expenditures expected to be completed during fiscal 2003.

          We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2003.

Commitments and Contingencies

          The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of December 31, 2002:

	Payments Due by Period

	(amounts in thousands)
	Total	2003	2004	2005	2006	2007	Thereafter

Long Term Debt	$163,000		$13,000				$150,000
Contractual Commitments	$92,885	$92,885
Operating Leases	$29,873	$4,178	$7,364	$2,871	$4,633	$4,862	$5,965

Total Contractual Cash Obligation	$285,758	$97,063	$20,364	$2,871	$4,633	$4,862	$155,965

Critical Accounting Policies

          In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe that our following accounting policies fit this definition:

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

          Environmental reserve:  We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan.  Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan.  The total aggregate cost of remediation is estimated to be approximately $1.8 million, which has been accrued in the 2002 consolidated financial statements.  The California Department of Toxic Substances Control has not yet completed its review and approval of our plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs.  The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

          Revenue Recognition: The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment. For products shipped FOB destination, revenue is recognized at the time of delivery. In certain cases, at the customer’s request, the Company will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under Staff Accounting Bulletin (SAB) No. 101 have been met.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

          We are exposed to market risks related to fluctuations in interest rates on our senior notes and on our $130 million floating rate bank facility. During fiscal year 2002, we did not use interest rate swaps or other types of derivative financial instruments.

          For fixed rate debt like the senior notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt like our bank facility, changes in interest rates generally do not affect the fair value of the debt, but do affect earnings and cash flow. We do not have an obligation to repay our senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on the 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The fair value of our senior notes at December 31, 2002 was approximately $151,125,000. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate, which was 2.44% at December 31, 2002.  We estimate that the average amount of debt outstanding under the facility for fiscal year 2003 will be $40.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $400,000 for the year.

          We do not believe that the future market rate risk related to the senior notes and the floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

          We require significant volumes of electricity to operate our equipment and produce our products.  To obtain the electricity we need to participate in the Direct Access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. Our agreement, as amended, results in lower electricity costs than would otherwise be available from California’s regulated utility providers.  The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt hour on utility customers who participating in the Direct Access program during the California electricity crisis in 2001.  The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California to purchase electricity during the crisis.  The CRS, if continued at 2.7 cents per kwh, is projected to result in additional costs for our electricity service of approximately $9,000,000 in 2003.  We are currently consulting with legal counsel and other impacted parties concerning a potential challenge to the exit fees, however, any such challenge is not expected to alleviate the projected impact of exit fees in 2003.

          Further, recent events have caused wholesale natural gas and electricity prices to rise over the last several weeks.  Our current direct access electricity purchase agreement covers most of our electricity requirements at pre-established prices through December 2003. However, due to the nature of our contract and normal fluctuations in our daily electricity usage, we occasionally are exposed to spot electricity prices when we sell excess energy into, or when we buy additional energy from, the wholesale market.  In an environment where spot prices for electricity are rising we may benefit from the sale of excess energy and our costs may rise if additional spot purchases are required.  Conversely, in an environmental where spot prices are declining, we sell excess energy at rates that may be below our contract price and we may lower our overall costs if additional spot purchases are required.  For fiscal 2002, electricity costs accounted for approximately 3% of our cost of goods sold.

          We also require significant volumes of natural gas to produce our products.  We generally purchase natural gas on an annual contract basis from a physical supplier active in the California market. The price we normally pay for natural gas is based on the New York Mercantile Exchange (NYMEX) natural gas commodity index, which is a commonly referenced index in the industry for natural gas purchases, and an additional delivery cost to the California border commonly known as the basis cost.  For the last several years the index price for natural gas has experienced volatility.  In an effort to stabilize such costs, we may on occasion enter into agreements whereby we lock in our cost for natural gas in future months.  We are currently in an agreement that fixes our cost of natural gas through May 2003.

          Recent domestic events, including but not limited to, severe cold weather in certain parts of the United States, low natural gas inventory storage, and a lack of new natural gas drilling activity, as well as international events, such as the potential conflict in Iraq and the political unrest in Venezuela, have resulted in very high natural gas costs over the last several weeks.  Our production costs have not been affected by these recent price fluctuations because the price we pay for natural gas is fixed through May 2003.  We currently have in place additional agreements that fix the price of approximately 30% of our natural gas requirements from June through October 2003.  We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves.  In fiscal year 2002, natural gas costs represented less than 5% of our cost of goods sold.

Recently Issued Accounting Standards

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

          The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, the impact of which was not material to us.  SFAS No. 142 was effective January 1, 2002.  Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.  The adoption of SFAS No. 142 did not have a material impact on our consolidated financial position or consolidated results of operations.

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

          In October, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company adopted SFAS No. 144 on January 1, 2002, and the impact of this adoption did not have a material impact on our consolidated financial position or consolidated results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing or other exit or disposal activities.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on the financial statements.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  At December 31, 2002, the Company has no such guarantees.

          On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002, including those companies that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In addition, SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123.  .  The Company believes that there will not be a material impact to the Company upon adoption of SFAS No. 148.

Item 8.   Consolidated Financial Statements and Supplementary Data

          The Consolidated Financial Statements required in response to this Item are included under Item 14(a) of Part IV of this Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          On December 12, 2002, the Board of Directors of California Steel Industries, Inc. (the “Company”) decided to terminate the engagement of KPMG, LLP (“KPMG”) as its independent auditor upon completion of the  December 31, 2002 audit and issuance of their report thereon.  The decision to terminate KPMG’s engagement was based on the Board’s determination that it is in the best interests of the Company to rotate its independent auditors every five years to ensure independence.

          The Company’s auditor for the 2002, 2001 and 2000 fiscal years was KPMG. KPMG’s reports on the Company’s consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they otherwise modified as to uncertainty, audit scope or accounting principles.

          During the years ended December 31, 2002, 2001 and 2000, there were no disagreements between the Company and KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, as applicable, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements for such years.

          The Company has provided KPMG with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of KPMG’s letter, dated December 19, 2002, stating that it agrees with such statements.

          On December 12, 2002, the Board of Directors of the Company approved the engagement of PricewaterhouseCoopers, LLP (“PwC”) effective as of January 1, 2003.

          During the three most recent fiscal years ended December 31, 2002, 2001 and 2000, the Company has not consulted with PwC regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither written nor oral advice was provided to the Company that PwC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or a reportable event as defined in Item 304(a)(1)(v).

PART III

Item 10.   Directors and Executive Officers of the Registrant

          The following table sets forth our Directors and executive officers as of December 31, 2002. All Directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their terms expire and their successors are duly chosen and qualified.

Name	Age	Position

Tatsuhiko Hamamoto	62	Chairman of the Board of Directors
Francisco Póvoa	53	Director
Toshihiro Kabasawa	48	Director
Dalton Nosé	54	Director
C. Lourenco Goncalves*	44	President and Chief Executive Officer
Vicente Wright*	50	Executive Vice President, Finance
Toshiyuki Tamai	52	Executive Vice President, Operations
James Wilson	53	Vice President, Sales
Brett Guge	48	Vice President, Administration and Corporate Secretary

          *Mr. Goncalves resigned effective February 21, 2003 and Vicente Wright was named as interim President and CEO by the Board of Directors until a permanent replacement is appointed.

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

          Francisco Póvoa has served as a Director since March 1998. He has worked at Companhia Vale do Rio Doce since February 1972 and has held positions as Superintendent of Technology, Mining Superintendent and General Manager of the South System, Industrial Engineering General Manager. From 1991 to 1993, Mr. Póvoa served as the Executive Director of Rio Doce International in Brussels. Since 1997, he has served as both the Chairman of the board of directors and the President of Companhia Vale do Rio Doce’s Employees Investment Club, a shareholder of Companhia Vale do Rio Doce. He served as President of SIBRA-Eletrosiderurgica Brasileira S.A. and Companhia Paulista de Ferro-Ligas, a Brazilian manganese producer, from 1997 to 1998. He has served as a member of the board of directors of Companhia Vale do Rio Doce since 1997, Société Européenne D’Alliages Pour La Sidérurgie (SEAS), a French ferro-alloy producer since 1998, Nova Era Silicon, a Brazilian ferro-silicon company, since 1998, and Companhia Vale do Rio Doce’s pension fund since 1993. Mr. Póvoa graduated from Universidade Federal de Minas Gerais with a Mining Engineering Degree.

          Toshihiro Kabasawa has served as a Director since July 2000. He has been employed by Kawasaki Steel Corporation since 1977 where he has held positions as Human Development Manager, Organization & Systems Manager, Steel Business Planning Manager, and Manager of Overseas Business in Corporate Planning Department. He graduated from Tokyo University with a Bachelor’s Degree in Law.

          Dalton Noséhas served as a Director since January 1, 2002.  He has been employed by Companhia Vale do Ric Doce since February 2001 where he serves as the Development Director.   From 1975 through 2001, Mr. Nosé held management positions, including that of President and CEO, at a number of Brazilian steel and manufacturing companies, including twenty years of working with the KORF Group and associated companies in Germany and Brazil.  Mr. Nosé has specialized in operations and engineering, with a strong emphasis on implementing new technologies.  Mr. Nosé graduated from Instituto Maua de Technologia with a B.S. in Metallurgical Engineering.

          C. Lourenco Goncalves served as President and Chief Executive Officer from March 1998 to February, 2003. From 1981 to 1998, he was employed by Companhia Siderurgica Nacional, the largest steel company in Brazil, where he held positions as a Managing Director, General Superintendent of Volta Redonda Works, Hot Rolling General Manager, Cold Rolling and Coated Products General Manager, Hot Strip Mill Superintendent, Continuous Casting Superintendent and Quality Control Manager. Mr. Goncalves graduated from the Federal University of Minas Gerais State with a Master’s Degree in Metallurgy.

          Vicente Wright was named interim President and Chief Executive Officer in February, 2003 and continues to serve as Executive Vice President, Finance, a position he has held since February, 1998.  Mr. Wright was the Steel Division General Manager, from 1992 to 1998, and Iron Ore Sales General Manager from 1991 to 1992 of Companhia Vale do Rio Doce. From 1987 to 1988, he served as Iron Ore Sales General Manager for Rio Doce Asia Ltd., a subsidiary of Companhia Vale do Rio Doce. In 1986 and 1987, he was the assistant to the President of California Steel Industries in charge of slab procurement and all of its related logistics. From 1978 to 1986, Mr. Wright served as Purchasing Executive and Slab Marketing Manager at Companhia Siderurgica de Tubarão. Mr. Wright was a member of the Board of Directors of Companhia Siderurgica Nacional, the largest steel company in Brazil, from 1993 to 1997, Acominas, a Brazilian steel mill, from 1994 to 1998, Siderar, an Argentine steel mill, from 1994 to 1997, Chairman of Nova Era Silicon, a Brazilian ferro-silicon company mill, from 1994 to 1997 and SEAS from 1994 to 1998. He graduated from Marquette University, Milwaukee, Wisconsin with a Bachelor’s Degree in Business Administration.

          Toshiyuki Tamai has served as Executive Vice President, Operations since July, 2001. He has been with CSI since 1995, previously holding positions as Manager, Hot Strip Rolling and Finishing Operations and General Manager, Hot Rolling and Tubular Products.  He joined Kawasaki Steel Corporation in 1973, where he served  as Manager at the No. 2 Hot Strip Mill at Chiba Works.  Prior to joining CSI, he worked as Senior Staff Engineer at AK Steel, Middletown, Ohio.  Mr. Tamai graduated from Kyoto University with a Bachelor’s Degree in Mechanical Engineering.

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

          Brett Guge has served as Vice President, Administration and Corporate Secretary since May 1997. From 1994 to 1997, he served as the Manager of Administration of Gallatin Steel. From 1983 to 1994, he was employed by Alcoa where he held positions as the Superintendent of Industrial Relations and Employment, Supervisor of Employee Relations and Superintendent of Industrial Relations and Training. Mr. Guge graduated from the University of Tennessee with a Bachelor’s Degree in Communications, and from Xavier University with a Master’s Degree in Business Administration.

Board Committees

          Our Board of Directors has a Compensation Committee and an Operations and Finance Committee. The Compensation Committee is comprised of four members: Director Tatsuhiko Hamamoto, Director Francisco Póvoa, Mr. Yasutaka Kumeda of Kawasaki Steel Corporation and Mr. Marcus Roger M.M. da Costa of Companhia Vale do Rio Doce. The Compensation Committee met twice during 2002. The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

          The Operations and Finance Committee is comprised of four members including Directors Toshihiro Kabasawa, Leonardo Moretzohn of Companhia Vale do Rio Doce, Mr. Isamu Okamura of Kawasaki Steel Corporation and one vacancy which has not yet been filled.  This committee met twice during 2002. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

Director Compensation

          For their service as our Directors for fiscal year 2002, all Directors, except the Chairman, received $3,000 per month and committee members received $1,000 per month, each payable on a monthly basis. Mr. Hamamoto, Chairman of the Board of Directors, is paid a salary of $336,910 as our employee. In addition to his salary, he received $36,109 in bonus and $8,500 in matching contributions to his account in our 401(k) Plan.

Item 11.   Executive Compensation

          The following summary compensation table sets forth information regarding compensation earned in the fiscal years ended December 31, 2002, 2001, and 2000 by our Chief Executive Officer and each of our other four most highly compensated executive officers whose salary and bonus exceeded $100,000.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation	All Other Compensation

Name and Principal Position	Year	Salary	Incentive Compensation	Other Annual Compensation	LTIP Payouts

C. Lourenco Goncalves	2002	$336,910	$36,109	$57,537(1)	—	$8,500	(2)
President and Chief Executive Officer	2001	$336,661	$25,000	$136,009(3)	—	$10,500	(2)
	2000	$324,000	$286,000	$183,997(4)	—	$10,381	(2)
Vicente Wright	2002	$217,360	$45,010	$110,001(5)	—	$8,500	(2)
Executive Vice President, Finance	2001	$217,199	$114,950	$128,324(6)	—	$9,384	(2)
	2000	$209,000	$149,000	$135,387(7)	—	$8,812	(2)
Mr. Toshiyuki Tamai	2002	$217,360	$64,789	$26,934(9)	—	$5,462	(2)
Executive Vice President, Operations (8)	2001	$167,826	$3,256	$30,424(10)	—	$4,610	(2)
Brett Guge	2002	$200,000	$60,050	$14,751(11)	—	$8,500	(2)
Vice President, Administration	2001	$199,369	$45,980	$23,470(11)	—	$9,006	(2)
& Corporate Secretary	2000	$167,000	$127,000	$19,083(11)	—	$8,360	(2)
Jim Wilson	2002	$200,000	$23,650	$16,797(11)	—	$8,500	(2)
Vice President, Sales	2001	$200,000	$12,319	$24,738(11)	—	$8,500	(2)
	2000	$141,000	$32,521	$16,726(11)	—	$6,670	(2)

(1)

Represents $10,524 in car allowance and $57,537 in personal and family medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(2)	Represents matching contributions made to the executive’s account in our 401(k) plan.

(3)

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

(5)

Represents $10,679 in car allowance and $110,001 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

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

(8)	Mr. Toshiyuki Tamai took over the position from Mr. Junsuke Takasaki on June 29, 2001.

(9)

Represents $6,850 in car allowance and $26,934 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(10)

Represents $4,610 in car allowance and $25,814 in medical expenses and home leave reimbursements. Home leave  reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(11)	Represents car allowance and other fringe benefits.

Supplemental Executive Retirement Plans and Separation Agreement

          On September 19, 2000, we entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Vice President, Administration and Corporate Secretary, intended to induce Mr. Guge to remain in our employ. Upon his retirement, we are obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. At December 31, 2002, he was vested 12% under this agreement.

Shareholders’ Agreement

          We are owned 50% by Kawasaki Steel Holdings (USA), Inc., a Delaware corporation and a subsidiary of Kawasaki Steel Corporation, a Japanese corporation, and 50% by Rio Doce Limited, a New York corporation and a subsidiary of Companhia Vale do Rio Doce (“CVRD”), a Brazilian corporation. Our two stockholders entered into a Shareholders’ Agreement dated June 27, 1995, replacing a Shareholders’ Agreement dated June 1, 1987. According to the Shareholders’ Agreement, the stockholders agreed to subscribe for additional shares of our stock in proportion to their respective ownership if any new stock is issued, and increases in our capital stock from time to time shall be allocated between our common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of our common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders’ Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

          The Shareholders’ Agreement provides that the Board of Directors shall be constituted of five directors, one of whom shall be chairman, as elected by and among the directors. Each stockholder shall have the right to appoint two Directors and the fifth Director shall be elected by unanimous affirmative vote of the shareholders. In addition, the stockholders shall jointly appoint a president, who shall appoint other officers designated by the Board of Directors. The Shareholders’ Agreement also provides for a Consultative Council consisting of two members, one appointed by each of the stockholders. It is unclear whether the Consultative Council provisions are valid under Delaware corporation law. The Consultative Council decides on all relevant matters submitted to it by both or either of the stockholders and specifically resolves any deadlock among the Directors. Because no stockholder holds a majority of our stock and the Directors and members of the Consultative Council are elected by the stockholders in proportion to each of the stockholders’ holdings, there is a possibility that a deadlock may occur on any issue voted on by the stockholders, Board of Directors and Consultative Council. If a deadlock were to occur and the Consultative Council could not resolve the issue, the last recourse is arbitration according to the Shareholders’ Agreement. Furthermore, according to the Shareholders’ Agreement, we have agreed to purchase slab from Companhia Siderurgica de Tubarão and use Seamar Shipping Corporation for ocean transportation of slab at negotiated prices.

          The Shareholders’ Agreement provides that, subject to any limitation on the payment of dividends contained in any agreement we are a party to, the stockholders shall cause us to distribute from our profits as many dividends as possible that may be distributed under the applicable laws and regulations, provided that the profits shall first be applied to the payment of dividends on the preferred stock. We have historically paid dividends of 50% of our net income per year.

          If either one of the stockholders wishes to transfer or assign their shares of our stock to a third party, other than to one of its affiliated corporations, the stockholder must first offer to sell those shares to the other stockholder upon the same terms and conditions that the third party has offered to purchase the shares. Any stockholder who sells, transfers, assigns, or creates a pledge or other encumbrance on its shares in favor a third party, other than its affiliated corporations, is obligated to obtain an undertaking letter from the third party according to which the third party undertakes unconditionally and irrevocably the obligations of the transferring stockholder under the Shareholders’ Agreement in proportion to the number of shares transferred. Either stockholder may sell, transfer or assign to its affiliated corporations all or any part of its shares or preemptive rights to subscribe for new shares of our stock by giving written notice to the other stockholder, provided that the affiliated corporation has agreed to become a party to the Shareholders’ Agreement. In this case, both the transferor and the affiliated corporation shall jointly assume all of the obligations of the transferor under the Shareholders’ Agreement.

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

          Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $11,000 for 2002. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the first 4% of the participant’s deferral under the 401(k) Plan each year and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Each plan year we may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant’s account based on the participant’s compensation for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Profit-Sharing Plan

          We maintain a profit sharing plan under which bonuses are awarded based on a pool amount, equal to 8% of our income before taxes excluding gain or loss on disposition of fixed assets and the results of Companhia Siderurgica de Tubarão. The basis for determining the profit sharing pool is subject to review and approval of our Board of Directors. The employee’s share in the pool amount is based on his or her length of service with us during the profit sharing period. Employees who voluntarily terminate their employment for reasons others than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award.

Compensation Committee Interlocks and Inside Participation

          Mr. Tatsuhiko Hamamoto, Mr. Francisco Póvoa, Mr. Yatsutaka Kumeda, and Mr. Marcus Roger M.M. da Costa served as members of our Compensation Committee in 2002. Except for Mr. Hamamoto, none of the members of the Compensation Committee was, during 2002, an officer, employee or formerly an officer or employee of ours or our subsidiary.

          Mr. Kumeda served as Staff Manager, Corporate Planning Department of Kawasaki Steel Corporation during 2002. Kawasaki Steel Corporation’s subsidiary, Kawasaki Steel Holdings (USA), Inc. is one of our stockholders.  During 2002, no amounts were paid to Kawasaki Steel Corporation for participation on the committee.  In 2002, Mr. Póvoa served as a board member of CVRD, as well as the President of the CVRD Employees Investment Club, a shareholder of Companhia Vale do Rio Doce.  In 2002, Mr. Marcus Roger M.M. de Costa served as General Manager of Human Resources and Corporate Administration of Companhia Vale do Rio Doce.

Board Compensation Committee Report on Executive Compensation

          Executive compensation at California Steel Industries, including plan design and scope, covers five corporate executive officer positions and the Chairman of the Board. Executive compensation is the responsibility of the Board of Directors. Periodically the Board, through its Compensation Committee, authorizes benchmarking surveys of executive compensation for similarly sized manufacturing companies, including private companies and those publicly traded. The surveys are conducted by recognized consulting firms, analyzing executive compensation within the steel industry and other manufacturing sectors. California Steel Industries’ executive compensation program currently includes as its major elements a base annual salary, and a management incentive program based on (i) annual performance of California Steel Industries, and (ii) individual performance measured against annual objectives.

Submitted by the Compensation Committee of the Board of Directors:

Tatsuhiko Hamamoto
Francisco Póvoa
Yatsutaka Kumeda
Marcus Roger M.M. de Costa

Item 12.   Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth, as of December 31, 2002, information regarding the shares of our common stock and Class C preferred stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock and Class C preferred stock. No director or named executive officer beneficially owns any shares of our common stock or Class C preferred stock.

	Common		Class C Preferred

Name of Beneficial Owner	Number	% of Class	Number	% of Class

Rio Doce Limited 546 5th Avenue, 12th Floor New York, New York 10036	500	50%	1,500	50%
Kawasaki Steel Holdings (USA), Inc. c/o Corporation Trust Center 1209 Orange Street Wilmington, Delaware 19801	500	50%	1,500	50%

          Rio Doce Limited is a subsidiary of Companhia Vale do Rio Doce, a Brazilian corporation, and Kawasaki Steel Holdings (USA), Inc. is a subsidiary of Kawasaki Steel Corporation, a Japanese corporation.

Item 13.   Certain Relationships and Related Transactions

          Our stockholders, Kawasaki Steel Holdings (USA), Inc., a subsidiary of Kawasaki Steel Corporation, and Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce, are parties to a Shareholders’ Agreement. According to the Shareholders’ Agreement, the stockholders control the election of the Board of Directors. The stockholders also indirectly control the appointment of officers through their right to jointly elect the president, who is entitled to appoint our other officers.

          The Shareholders’ Agreement also provides for a Consultative Council, comprised of two members. Each stockholder is entitled to elect one member. The Consultative Council decides on all matters submitted to it by either or both of the stockholders and resolves deadlocks among the Board of Directors. We have transactions in the normal course of business with affiliated companies. For example, we purchase slab from Companhia Siderurgica de Tubarão, a subsidiary of both Companhia Vale do Rio Doce and Kawasaki Steel Corporation. During 2002, we purchased $128,976,000) of slab from Companhia Siderurgica de Tubarão and $5,664,000 of slab from Kawasaki Steel Corporation. We also hold a 4% interest in the common stock of Companhia Siderurgica de Tubarão.

          We conducted arms-length negotiations with Companhia Siderurgica de Tubarão and Kawasaki Steel Corporation in 2002. The Shareholders’ Agreement provides that we shall continuously purchase slabs from Companhia Siderurgica de Tubarão under terms and conditions as agreed upon by Companhia Siderurgica de Tubarão and us. The executive officer negotiating the market price for the steel slab was our Executive Vice President—Finance.

          We charter vessels from Seamar Shipping Corporation (Seamar), a subsidiary of Companhia Vale do Rio Doce, for the ocean transfer of slab to the Port of Los Angeles. During 2002, we incurred $574,000 in charter fees from Seamar for its services. The Shareholders’ Agreement provides that we shall charter vessels from Seamar. We entered into a 15-year contract with Seamar for shipping services that expired on May 29, 2000, which was then extended to December 31, 2001.  We do not currently have a contract with Seamar or any other carrier.  The executive officer responsible for negotiating the price for shipping services was our Executive Vice President—Finance.

          We had a five year contract with Rio Doce Pasha Terminal (“RDP”), a joint venture of Companhia Vale do Rio Doce, to unload our ocean cargo from ships at the Port of Los Angeles that expired on December 31, 2000. During 2001, we incurred $17,254,000 for RDP’s services. In 2001, CVRD sold its interest in RDP and CSI signed a new agreement with Pasha Stevedoring Terminal (“PST”), which is not a related party.  CSI’s new agreement with PST is for 10 years commencing with January, 2001.

Item 14.   Disclosure Controls and Procedures

          For the period ending December 31, 2002 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President of Finance (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President of Finance concluded that, as of December 31, 2002, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

          Additionally, our President and Chief Executive Officer and Executive Vice President of Finance determined, as of December 31, 2002, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART IV

Item 15.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

          (a)(1) and (2) Financial Statements:

          The following consolidated financial statements and schedule of the Registrant are included in response to Item 8 of this Report:

              All other schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(b)	Reports on Form 8-K, filed during the last quarter of 2002:

1.	Form 8-K filed on October 28, 2002 Item 9. Regulation FD Disclosure 906 Certification under Sarbanes-Oxley Act of 2002 for the Third Quarter 10Q filing.

2.	Form 8-K filed on December 19, 2002 Item 4. Changes in Registrant’s Certifying Accountant See Discussion in Part II, Item 9 above.

(c)	Exhibits:

Exhibit No.	Description

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

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (6)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (6)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series B note.(1)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1

Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Lending Institutions from time to time party thereto as lenders, BancBoston, N.A., in its capacity as Loan and Collateral Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC, as the Arrangers.(1)

10.2

Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia Siderurgica de Tubarão, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of December 11, 1986, Memorandum of Agreement No. MA-04, dated as of December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of December 11, 1996.(1)

10.3	Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

10.4

The Burlington Northern and Santa Fe Railway Company BNSFC 302606 Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad Company.(1)

10.5	Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of California, National Association.(1)

10.6	Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser Steel Land Development, Inc.(1)

10.7	Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.(1)

10.8	A 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental Protection Agency, Department of Toxic Substances Control.(1)

10.9

Purchase Agreement dated March 30, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.10

Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.11	Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(2)

10.12

First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(2)

10.13	Amendment to Supplemental Executive Retirement Plan, dated October 10, 2000, between the Registrant and James E. Declusin.(3)

10.14	Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the Registrant and Brett J. Guge.(3)

Exhibit No.	Description

10.15

The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company (4)

10.16

Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (5)

10.17

Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks. (5)

10.18

Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (7)

16.1	Letter from KPMG to the Securities and Exchange Commission, dated December 19, 2002 (8).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statement of Computation of Ratio of EBITDA to Interest Expense.

21.1	Subsidiaries of the Registrant.(1)

23.1	Independent Auditors’ Report on Schedule.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2002.

Independent Auditors’ Report

The Board of Directors
California Steel Industries, Inc.:

We have audited the accompanying consolidated balance sheets of California Steel Industries, Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Steel Industries, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                             /s/   KPMG LLP

Orange County, California
January 17, 2003

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents (note 7)	$2,891	$8,752
Trade accounts receivable, less allowance for doubtful receivables of $300,000 and 600,000 in 2002 and 2001 respectively (note 7)	67,640	51,537
Inventories (notes 3 and 7)	190,709	136,149
Deferred income taxes (note 11)	3,138	2,158
Other receivables and prepaid expenses	3,081	7,106

Total current assets	267,459	205,702
Investment in affiliated company (notes 6 and 9)	36,765	37,182
Other assets (note 7)	2,897	3,518
Property, plant and equipment, net (notes 4 and 7)	245,193	252,796

	$552,314	$499,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (note 9)	$71,872	$30,478
Accrued interest expense (note 7)	3,414	3,412
Accrued utilities	4,305	3,000
Income Tax Payable (note 11)	2,774	—
Other accrued expenses (notes 10 and 12)	9,327	7,813

Total current liabilities	91,692	44,303

Long-term debt (note 7)	163,000	179,000
Deferred income taxes (note 11)	50,468	45,697
Stockholders’ equity (note 8):
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	207,154	190,198

Total Stockholders’ equity	247,154	230,198

Commitments and contingencies (notes 5, 7, 9, 10, 11 and 12)	$552,314	$499,198

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(Dollars in thousands)
Net sales	$754,355	$640,390	$720,900
Cost of sales (notes 9)	657,085	612,713	616,638

Gross profit	97,270	27,677	104,262
Selling, general and administrative expenses (note 12)	26,013	23,350	32,185

Income from operations	71,257	4,327	72,077
Other income (expense):
Equity in income of affiliate (note 6)	150	1,274	2,229
Interest expense, net (note 7)	(14,127)	(16,316)	(18,756)
Other, net	859	3,398	588

Income (loss) before income tax expense (benefit)	58,139	(7,317)	56,138
Income tax expense (benefit) (note 11)	23,138	(3,606)	21,293

Net income (loss)	$35,001	$(3,711)	$34,845

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share amounts)

	Class C preferred stock	Common stock	Retained earnings	Total stockholders’ equity

Balance at December 31, 1999	30,000	10,000	177,079	217,079
Net income for the year ended December 31, 2000	—	—	34,845	34,845
Cash dividends (note 8):
Class C Preferred Stock, $4,129 on 3,000 shares	—	—	(12,386)	(12,386)
Common Stock, $2,629 on 1,000 shares	—	—	(2,629)	(2,629)

Balance at December 31, 2000	$30,000	$10,000	$196,909	$236,909
Net loss for the year ended December 31, 2001	—	—	(3,711)	(3,711)
Cash dividends (note 8):
Class C Preferred Stock, $1,000 on 3,000 shares	—	—	(3,000)	(3,000)

Balance at December 31, 2001	$30,000	$10,000	$190,198	$230,198
Net income for the year ended December 31, 2002	—	—	35,001	35,001
Cash dividends (note 8):
Class C Preferred Stock, $4,761 on 3,000 shares	—	—	(14,284)	(14,284)
Common Stock, $3,761 on 1,000 shares	—	—	(3,761)	(3,761)

Balance at December 31, 2001	$30,000	$10,000	$207,154	$247,154

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$35,001	$(3,711)	$34,845
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,827	30,204	28,852
(Gain) loss on disposition of property, plant and equipment	(492)	802	(28)
Undistributed earnings of affiliate	(150)	(1,274)	(2,229)
Dividends received from affiliate	567	243	879
Changes in assets and liabilities:
Trade accounts receivable, net	(16,103)	8,461	8,868
Inventories	(54,560)	82,430	(52,009)
Other receivables and prepaid expenses	4,025	1,973	(4,247)
Accounts payable	41,394	(35,030)	10,801
Accrued interest expense	2	(913)	261
Other accrued expenses	5,993	(3,140)	(204)
Deferred income taxes	3,791	3,918	8,805

Net cash provided by operating activities	48,295	83,963	34,594

Cash flows from investing activities:
Additions to property, plant and equipment	(20,812)	(14,753)	(33,995)
Proceeds from sale of property, plant and equipment	701	—	59

Net cash used in investing activities	(20,111)	(14,753)	(33,936)

Cash flows from financing activities:
Net repayments under line of credit agreement with banks	(16,000)	—	—
Borrowings (repayments) on credit facility	—	(60,000)	9,000
Dividends paid	(18,045)	(3,000)	(15,015)

Net cash used in financing activities	(34,045)	(63,000)	(6,015)

Net increase (decrease) in cash and cash equivalents	(5,861)	6,210	(5,357)
Cash and cash equivalents at beginning of year	8,752	2,542	7,899

Cash and cash equivalents at end of year	$2,891	$8,752	$2,542

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$13,885	$17,475	$18,864
Income taxes	14,576	(7,682)	15,211

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

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

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

	(d)	Investment in Affiliated Company

Investment in affiliated company consists of 4% of the common stock of Companhia Siderúrgica de Tubarão (CST), a Brazilian steel slab manufacturer. The investment is accounted for by the equity method, since combined investments in CST by the Company and certain other related companies allow for significant influence over the financing and operating activities of CST. The Company’s share of earnings or losses from this investment is reflected in other income (expense) in the accompanying consolidated statements of operations. Dividends are credited against the investment when received. The excess of the Company’s share of the net assets of CST over the cost of the common stock was amortized straight-line over a five-year period and was fully amortized as of December 31, 2001.

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

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, 2001 and 2000

(g)	Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures are capitalized if they meet one of the following criteria: (1) extend the useful life, increase the capacity, or improve the safety or efficiency of property, (2) mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities, (3) incurred in preparing property currently held for sale. The Company accrues for costs associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change (see note 10).

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

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform with the 2002 presentation.

(l)	Fair Value of Financial Instruments

The carrying value of cash, trade accounts receivable, other accounts receivable, accounts payable, and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt of similar maturities. The carrying amounts and fair values of financial instruments at December 31, 2002 and 2001 are listed as follows (dollars in thousands):

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2002		2001

	Carrying amount	Fair value	Carrying amount	Fair value

Senior notes	$150,000	151,125	150,000	147,000
Notes payable	13,000	13,000	29,000	29,000

(m) Revenue Recognition

The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment. For products shipped FOB destination, revenue is recognized at the time of delivery. In certain cases, at the customer’s request, the Company will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under Staff Accounting Bulletin (SAB) No. 101 have been met.

(3)	Inventories

Inventories at December 31, 2002 and 2001 consist of the following:

	2002	2001

	(Dollars in thousands)
Finished goods	$18,283	29,839
Work in process	24,473	23,055
Raw materials	142,008	76,860
Supplies	5,945	6,395

Total inventories	$190,709	136,149

(4)	Property, Plant, and Equipment

The following is a summary of property, plant, and equipment at December 31, 2002 and 2001:

	2002	2001

	(Dollars in thousands)
Land	$17,682	17,422
Plant and equipment	476,138	471,130
Plant refurbishment costs	22,220	22,219
Construction in progress	13,734	5,177

	529,774	515,948
Less accumulated depreciation	(284,581)	(263,152)

Total property, plant, and equipment	$245,193	252,796

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized interest was $319,000, $118,000, and $300,000 for 2002, 2001, and 2000, respectively.

(5)	Leases

The Company is obligated under various leases for equipment that expire at various dates during the next seven years. At December 31, 2002, the future minimum lease payments under noncancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

Year ending December 31:

2003	$4,178
2004	7,364
2005	2,871
2006	4,633
2007	4,862
Thereafter	5,965

$29,873

Lease expense totaled approximately $6,260,000, $6,320,000, and $6,209,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

(6)	Investment in Affiliated Company

The investment in the net assets of CST accounted for under the equity method amounted to $36,765,000 and $37,182,000 at December 31, 2002 and 2001, respectively.

The unamortized portion of the excess of the Company’s share of net assets over the cost of the common stock was $650,000 at December 31, 2000 and such amount was fully amortized as of December 31, 2001.

The Company received $567,000, $243,000, and $879,000 in dividends from CST during the years ended December 31, 2002, 2001, and 2000, respectively.

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

At the Company’s election, the amounts advanced under the Facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is generally payable monthly and any accrued interest and principal is due and payable in full in March 2004. As of December 31, 2002 and 2001, outstanding borrowings of $10,000,000 and $29,000,000 consisted of advances payable at the Eurodollar rate, which was 2.44% and 4.43%, respectively. As of

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002, outstanding borrowings of $3,000,000 consisted of advances payable at the base rate, which was 4.25%. The Company had $101,872,000 of borrowings available under the Facility as of December 31, 2002. The unamortized amount of the related financing costs was approximately $217,000 at December 31, 2002.

The Facility requires that the Company maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants at December 31, 2002.

In April 1999, the Company issued an aggregate principal amount of $150,000,000 unsecured senior notes (the Senior Notes). The Senior Notes are due in April 2009, carry an 8.5% coupon rate and are redeemable by the Company beginning on April 1, 2004. Interest is payable semi-annually on each April 1 and October 1, commencing October 1, 1999. The notes are senior in right of payment to all of the Company’s subordinated indebtedness and equal in right of payment to all of the Company’s existing and future indebtedness that is not by its terms subordinate to the Senior Notes. The indenture governing the Senior Notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of its subsidiary, engage in transactions with affiliates, and consolidate, merge, or transfer all or substantially all of the Company’s assets and the assets of its subsidiary on a consolidated basis. The Company was in compliance with all such covenants at December 31, 2002. Proceeds from the Senior Notes were used to repay in full the then existing long-term debt. The unamortized portion of the related financing costs was approximately $2,680,000 at December 31, 2002.

Long-term debt at December 31, 2002 and 2001 consisted of the following (dollars in thousands):

	2002	2001

Senior Notes bearing interest at 8.5%, interest payable semi-annually, due April 2009	$150,000	150,000
Notes payable to banks consist of amounts advanced under a $130,000,000 revolving credit facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable monthly and any accrued interest and principal are due and payable in full in March 2004	13,000	29,000

Long-term debt	$163,000	179,000

(8)	Stockholders’ Equity

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

Each holder of common stock is entitled to one vote for each share held of record on each matter submitted to a vote of the stockholders. Holders of the common stock have no cumulative voting, conversion, or redemption rights, but are entitled to preemptive rights to subscribe for additional shares of common stock in any additional issuance of common stock or any security convertible into common stock. Subject to any preferences that may be granted to the holders of preferred stock, each holder of common stock is entitled to receive ratably dividends as may be declared by the board of directors, and in the event of liquidation, dissolution, or winding up, is entitled to share ratably in all Company assets remaining after payment of liabilities.

During the years ended December 31, 2002, 2001, and 2000, $18,045,000, $3,000,000, and $15,015,000, respectively, in dividends were declared and paid.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)	Related Party Transactions

The Company has transactions in the normal course of business with affiliated companies. The Company is 50% owned by Kawasaki Steel Holdings (USA), Inc., a subsidiary of Kawasaki Steel Corporation, a Japanese corporation, and 50% owned by Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce (CVRD), a Brazilian corporation.

The Company purchases steel slab from CST, an investee, and Kawasaki Steel Corporation. The Company charters vessels from Seamar Shipping Corporation, a subsidiary of CVRD, for the ocean transfer of slab from Brazil to the Port of Los Angeles. The Company also contracts with Rio Doce Pasha Terminal (RDPT), a joint venture of CVRD, to unload ocean cargo from ships in the Port of Los Angeles. CVRD sold its interest in RDPT in November 2001. As such, after November 2001, RDPT is no longer considered a related party. The following represents amounts paid to the various affiliated companies for the years ended December 31:

	2002	2001	2000

	(Dollars in thousands)
CST	$128,976	116,254	78,188
Kawasaki Steel Corporation	5,664	—	27,253
Rio Doce Pasha Terminal	—	17,254	21,580
Seamar Shipping Corporation	574	13,003	7,691

At December 31, 2001, the Company owed affiliated companies $17,372,000 for goods and services. At December 31, 2002, no amounts were owed to affiliated companies.

(10)	Commitments and Contingencies

At December 31, 2002, the Company is committed, in the form of open purchase orders, to purchase approximately $92,885,000 in steel slabs, of which $12,829,000 is from related parties.

The Company has been contacted by various governmental agencies regarding specific environmental matters, at its operating facility in Fontana, California. During September 1990, the Company reached a preliminary agreement with the California Regional Department of Health Services, which allows the Company to draft its own remediation agreement and move forward with its own plan of action at its operating facility. In November 1992, the Company entered into a Voluntary and Enforceable Agreement (the Agreement) with the California Department of Toxic Substances Control which sets forth certain terms and conditions related to the remediation of hazardous substances at the Company’s operating facility. The Agreement also preserves the Company’s right as to future assignment and apportionment of costs to other parties.

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which has been accrued in the 2002 consolidated financial statements. The California Department of Toxic Substances Control (DTSC) has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances existing at the site.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

(11)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 consists of the following:

	2002	2001	2000

	(Dollars in thousands)
Current:
Federal	$16,296	(6,756)	11,206
State	3,051	(768)	1,282

	19,347	(7,524)	12,488
Deferred:
Federal	2,781	4,690	9,133
State	1,010	(772)	(328)

	3,791	3,918	8,805

	$23,138	(3,606)	21,293

Actual tax expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income tax expense (benefit)) as follows:

	2002	2001	2000

	(Dollars in thousands)
Computed “expected” tax expense (benefit)	$20,349	(2,561)	19,648
State income taxes, net of federal benefit	3,363	(221)	2,416
State manufacturing investment credit, net of federal benefit	(724)	(780)	(1,795)
Other	150	(44)	1,024

	$23,138	(3,606)	21,293

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Inventory	$1,885	1,901
State taxes	1,729	562
Reserves	132	263
Accrued expenses	1,861	1,618
Net operating loss carryforward	971	722
Credits	—	1,200
Other	65	25

Total gross deferred tax assets	6,643	6,291
Less valuation allowance	—	—

Net deferred tax assets	6,643	6,291

Deferred tax liabilities:
Property, plant, and equipment	(50,884)	(46,159)
Undistributed earnings of affiliate	(2,135)	(2,317)
Other	(954)	(1,354)

Total gross deferred tax liabilities	(53,973)	(49,830)

Net deferred tax liabilities	$(47,330)	(43,539)

Based on the Company’s historical pretax earnings, adjusted for significant items such as nonrecurring charges, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 2002. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless, certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits.

At December 31, 2002, the Company has net operating loss carryforwards for state income tax purposes of $10,986,000, which are available to offset future state taxable income through 2006.

The examination of the Company’s U.S. federal income tax returns for the years ended 1994, 1995, 1996, and 1997 was completed by the Internal Revenue Service. The ultimate outcome of this matter did not have a material adverse effect on the Company’s consolidated financial statements.

(12)	Employee Benefit and Retirement Plans

(a) 401(k) Plan

The Company sponsors a 401(k) plan covering substantially all employees of the Company who are full-time employees.

Participants may make contributions to the plan on a pretax basis from 1% to 75% of their annual salary. Company contributions, when made, will match 100% of employee contributions up to 4% of employees’ salaries and 50% of employee contributions for the next 2% of employees’ salaries. Participants are immediately 100% vested in both their contributions and Company contributions plus actual earnings and losses thereon. Company contributions are accrued as participant contributions are withheld, and are paid in full to the Trustee of the plan on a pay period basis.

Plan expense for the years ended December 31, 2002, 2001, and 2000 was approximately $2,235,000, $2,198,000, and $2,300,000, respectively.

(b) Profit Sharing

The Company has a profit sharing plan under which bonuses are awarded based on a pool amount, equal to 8% of the Company’s income before taxes, gain or loss on disposition of fixed assets, and equity in income (loss) of affiliate. The basis for determining the profit sharing pool is subject to review and approval of the Company’s board of directors. The employee’s share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2002, 2001, and 2000 was $5,215,000, $0, and $6,108,000, respectively.

(13)	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2002 and 2001 is as follows (dollars in thousands):

	Quarter

	1st	2nd	3rd	4th	Total

2002:
Net sales	$157,512	188,554	195,812	212,477	754,355
Income from operations	6,359	23,106	22,299	19,493	71,257
Net income	1,822	11,422	11,877	9,880	35,001
2001:
Net sales	$153,378	167,450	168,291	151,271	640,390
Income (loss) from operations	(1,252)	6,065	(2,146)	1,660	4,327
Net income (loss)	(1,939)	1,633	(3,491)	86	(3,711)

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions	Deductions	Ending Balance

Year ended December 31, 2002
A/R Allowance	600,000	1,204,041	(1,504,041)	300,000
Year ended December 31, 2001
A/R Allowance	600,000	270,297	(270,297)	600,000
Year ended December 31, 2000
A/R Allowance	300,000	300,000	—	600,000

S-1

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2003	CALIFORNIA STEEL INDUSTRIES, INC.

	By:	/s/ VICENTE B. WRIGHT

Vicente B. Wright, Interim Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICENTE B. WRIGHT	Interim Chief Executive Officer and	March 24, 2003
President (Principal Executive Officer)
Vicente B. Wright

/s/ VICENTE B. WRIGHT	ExecutiveVice President of Finance	March 24, 2003
(Principal Financial and Accounting Officer)
Vicente B. Wright

/s/ TATSUHIKO HAMAMOTO	Director	March 24, 2003

Tatsuhiko Hamamoto

/s/ TOSHIHIRO KABASAWA	Director	March 24, 2003

Toshihiro Kabasawa

/s/ DALTON NOSE	Director	March 24, 2003

Dalton Nose

/s/ FRANCISCO PÓVOA	Director	March 24, 2003

Francisco Póvoa

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, Vicente B. Wright, certify that:

          1.     I have reviewed this annual report on Form 10-K of California Steel Industries, Inc. (the “Registrant”);

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls;  and

          6.     The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

By:	/s/ VICENTE B. WRIGHT

Vicente B. Wright,
Interim President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I,      Vicente B. Wright, certify that:

          1.     I have reviewed this annual report on Form 10-K of California Steel Industries, Inc. (the “Registrant”);

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls;  and

          6.     The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

By:	/s/ VICENTE B. WRIGHT

Vicente B. Wright
Executive Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

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

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (6)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (6)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series B note.(1)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1

Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Lending Institutions from time to time party thereto as lenders, BancBoston, N.A., in its capacity as Loan and Collateral Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC, as the Arrangers.(1)

10.2

Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia Siderurgica de Tubarão, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of December 11, 1986, Memorandum of Agreement No. MA-04, dated as of December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of December 11, 1996.(1)

10.3	Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

10.4

The Burlington Northern and Santa Fe Railway Company BNSFC 302606 Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad Company.(1)

10.5	Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of California, National Association.(1)

10.6	Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser Steel Land Development, Inc.(1)

10.7	Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.(1)

10.8	A 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental Protection Agency, Department of Toxic Substances Control.(1)

10.9

Purchase Agreement dated March 30, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.10

Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.11	Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(2)

10.12

First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(2)

10.13	Amendment to Supplemental Executive Retirement Plan, dated October 10, 2000, between the Registrant and James E. Declusin.(3)

10.14	Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the Registrant and Brett J. Guge.(3)

10.15

The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company (4)

10.16

Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (5)

10.17

Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks. (5)

10.18

Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (7)

16.1	Letter from KPMG to the Securities and Exchange Commission, dated December 19, 2002 (8).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statement of Computation of Ratio of EBITDA to Interest Expense.

21.1	Subsidiaries of the Registrant.(1)

23.1	Independent Auditors’ Report on Schedule.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2002.