Form 10-Q
period 2003-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2003-05-02
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 2, 2003, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of March 31, 2003	As of December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,005	$2,891
Trade accounts receivable, less allowance for doubtful receivables of $375 at March 31, 2003 and $300 at March 31, 2002	66,291	67,640
Inventories	176,876	190,709
Deferred income taxes	3,138	3,138
Other receivables and prepaid expenses	2,626	3,081

Total current assets	252,936	267,459

Investment in affiliated company	36,709	36,765
Other assets	2,742	2,897
Property, plant and equipment, net	244,475	245,193

Total assets	$536,862	$552,314

Liabilities and stockholders’ equity
Current liabilities:
Current installments of long-term debt	$28,000	$—
Accounts payable	41,505	71,872
Accrued interest expense	303	3,414
Accrued utilities	6,346	4,305
Income taxes payable	5,191	2,774
Other accrued expenses	8,531	9,327

Total current liabilities	89,876	91,692

Long-term debt	150,000	163,000
Deferred income taxes	50,468	50,468
Stockholders’ equity:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	206,518	207,154

Total stockholders’ equity	246,518	247,154
Commitments and Contingencies	—	—

Total liabilities and stockholders’ equity	$536,862	$552,314

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended March 31,
	2003	2002
	(unaudited)
Net sales	$198,829	$157,512
Cost of sales	178,570	145,702

Gross profit	20,259	11,810
Selling, general and administrative expenses	8,287	5,451

Income from operations	11,972	6,359
Other income (expense):
Equity in income (loss) of affiliate	332	(482)
Interest expense, net	(3,408)	(3,534)
Other, net	—	404

Income before income tax expense	8,896	2,747
Income tax expense	3,532	925

Net income	$5,364	$1,822

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$5,364	$1,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,033	7,366
Undistributed (earnings) losses of affiliate	(332)	482
Dividends received from affiliate	388	384
Change in assets and liabilities:
Trade accounts receivable, net	1,349	(14,571)
Inventories	13,833	6,154
Other receivables and prepaid expenses	455	3,175
Accounts payable	(30,367)	4,088
Income taxes payable	2,417	925
Accrued interest expense	(3,111)	(3,239)
Deferred income taxes	—	6,791
Accrued utilities and other accrued expenses	1,245	1,735

Net cash provided (used) by operating activities	(1,726)	15,112

Cash flows from investing activities:
Additions to property, plant and equipment	(6,160)	(5,011)

Net cash used in investing activities	(6,160)	(5,011)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreement with banks	15,000	(14,000)
Dividends paid	(6,000)	—

Net cash provided by (used in) financing activities	9,000	(14,000)

Net increase (decrease) in cash and cash equivalents	1,114	(3,899)
Cash and cash equivalents at beginning of period	2,891	8,752

Cash and cash equivalents at end of period	$4,005	$4,853

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$6,594	$6,842
Income taxes	1,115	(8,785)

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2002 and 2001 contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2002. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results expected for the full year.

2. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS”) No. 141, “Business Combinations”, (SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

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

Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003, which did not have a material impact on the Company’s consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 “ Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted FAS No. 145 on January 1, 2003, which did not have a material effect on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003, which did not have a material effect on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. At March 31, 2003, the Company has no such guarantees.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002, including those companies that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company adopted SFAS 148 on January 1, 2003, which did not have a material effect on the Company’s results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as a special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation is not expected to have a material effect on our financial statements.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	March 31, 2003	December 31, 2002
	(unaudited)
	(In thousands)
Finished goods	$27,685	$18,283
Work-in-process	25,376	24,473
Raw materials	117,092	142,008
Other	6,723	5,945

Total	$176,876	$190,709

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” “will be,” “will continue,” “will likely result,” “could”, “should”, “would” and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

•	our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 8.5% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

•	because our board of directors consists of four members and is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in costly delays in making important business decisions and put us at a competitive disadvantage,

•	fluctuations in commodity prices for our electricity and natural gas requirements,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects, and

•	industry-wide market factors and general economic and business conditions.

Results of Operations

	Tons Billed Three months ended March 31,
	2003	2002
	(unaudited)
Hot Rolled	179,024	239,354
Cold Rolled	52,896	51,450
Galvanized	184,555	166,943
ERW Pipe	25,752	16,914

Total	442,227	474,661

Net sales. Net sales increased $41,317,000, or 26.2%, from $157,512,000 for the three months ended March 31, 2002 to $198,829,000 for the three months ended March 31, 2003. Due to poor market conditions, our billed tons decreased by 32,434 net tons, or 6.8%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. However, our unit prices increased due to better product mix, selling more value added products in the first quarter of 2003, compared to the first quarter of 2002.

Gross profit. Gross profit increased $8,449,000, or 71.5%, from $11,810,000 for the three months ended March 31, 2002 to $20,259,000 for the three months ended March 31, 2003. Gross profit as a percentage of net sales also increased from 7.5% for the three months ended March 31, 2002 to 10.2% for the same period in 2003. Our gross profit increased primarily as a result of an increase in our sales price, partially offset by increase in our average slab consumption costs, and higher utility costs.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses increased $2,836,000, or 52.0%, from $5,451,000 for three months ended March 31, 2002 to $8,287,000 for three months ended March 31, 2003, primarily due to higher compensation and various other costs.

Equity in income (loss) of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao (CST), which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For three months ended March 31, 2003, we recognized income from our investment in Companhia Siderurgica de Tubarao of $332,000 compared to a loss of $482,000 for the same period in 2002. We also received dividends from CST in the amount of $388,000 and $384,000 for the three months ended March 31, 2003 and 2002, respectively.

Interest expense. Interest expense decreased $126,000, or 3.6%, from $3,534,000 for the three months ended March 31, 2002 to $3,408,000 for the same period in 2003, as a result of a lower average outstanding debt and lower interest rates on our revolving line of credit during the first quarter of 2003 compared to the same period a year ago. Interest expense figures are net of interest income and capitalized interest of $141,000 for the three months ended March 31, 2003 and $360,000 for the same period in 2002.

Income taxes. Income tax increased $2,607,000, from $925,000, for the three months ended March 31, 2002 to $3,532,000, for the three months ended March 31, 2003, as a result of higher income before income taxes of $8,896,000, for the three months ended March 31, 2003, compared to $2,747,000 for the same period last year. Our effective tax rate was 33.7% for three months ended March 31, 2002 compared to 39.7% for three months ended March 31, 2003. The change in “effective tax rate” was due to higher State Manufacturers’ Investment Tax Credit (MIC) on a lower income base for the three months ended March 31, 2002, compared to lower MIC on a higher income base for the same period in 2003. During the quarters ended March 31, 2002 and 2003, our effective tax rate was influenced by an MIC of $313,000 and $185,000 respectively.

Net income/loss. Net income for the three months ended March 31, 2003 was $5,364,000 compared to a net income of $1,822,000 for the three months ended March 31, 2002, an increase of $3,542,000.

Liquidity and Capital Resources

At March 31, 2003, we had $4,005,000 in cash and cash equivalents and approximately $86,000,000 in financing available under our credit facilities. During the three months ended March 31, 2003, cash flow from operations used $1,726,000, which consisted of generation of cash flow of $5,364,000 in net income, $7,033,000 in depreciation and amortization expense and a net cash flow decrease of $14,179,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $13,833,000 decrease in inventories, a $1,349,000 decrease in trade accounts receivable, a $2,417,000 increase in income tax payable, offset by a $32,233,000 decrease in payables. Cash flow from investing activities during the three months ended March 31, 2003 consisted of $6,160,000 of capital expenditures. Cash flows from financing activities during the three months ended March 31, 2003 consisted of net borrowing under our credit facilities of $15,000,000 offset by a dividend payment of $6,000,000. During the three month period ended March 31, 2003, we also paid $6,375,000, representing payment of six months interest on our 8.5% senior notes.

In March 1999, we entered into a $130,000,000 five-year bank facility. Approximately $28,000,000 was outstanding under this facility as of March 31, 2003. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2003. The Company was in compliance with all the bank covenants at the end of March 31, 2003.

Commitment and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of March 31, 2003:

		Payments Due by Period
	Total	2003	2004	2005	2006	2007	Thereafter
	(amounts in thousands)
Long Term Debt	$178,000		$28,000				$150,000
Contractual Commitments	$92,633	$92,633
Operating Leases	$26,998	$1,303	$7,364	$2,871	$4,633	$4,862	$5,965

Contractual Cash Obligation	$297,631	$93,936	$35,364	$2,871	$4,633	$4,862	$155,965

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

ITEM	3. Q UANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our $130,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The fair value of our senior notes at March 31, 2003 was approximately $154,500,000. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 2.3125% (including margin) and 4.2500% respectively, at March 31, 2003. We estimate that the average amount of debt outstanding under the facility for fiscal year 2003 will be approximately $20.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $200,000 for the year.

We do not believe that the future market rate risk related to our 8.5% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

We require significant volumes of electricity to operate our equipment and produce our products. We participate in the Direct Access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. Our agreement, as amended, results in lower electricity costs than would otherwise be available from California’s regulated utility providers. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt hour on utility customers who participated in the Direct Access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kwh, is projected to result in additional costs for our electricity service of approximately $9,000,000 in 2003.

Our current direct access electricity purchase agreement covers most of our electricity requirements at pre-established prices through December 2003. However, due to the nature of our contract and normal fluctuations in our daily electricity usage, we occasionally are exposed to spot electricity prices when we sell excess energy into, or when we buy additional energy from, the wholesale market. Depending upon usage patterns and spot market pricing this can raise or lower our total cost of energy. For fiscal 2002, electricity costs accounted for approximately 3% of our cost of goods sold.

We also require significant volumes of natural gas to produce our products. We generally purchase natural gas on an annual contract basis from a physical supplier active in the California market. The price we normally pay for natural gas is based on the New York Mercantile Exchange (NYMEX) natural gas commodity index, adjusted by the Southern California border basis, plus delivery costs. For the last several years the index price for natural gas has experienced volatility. In an effort to stabilize such costs, we may on occasion enter into agreements whereby we lock in our cost for natural gas in future months. Our natural gas costs are substantially fixed by agreement through May 2003.

Recent domestic events, including but not limited to, severe cold weather in certain parts of the United States, low natural gas inventory storage, and a lack of new natural gas drilling activity, as well as international events, such as the war in Iraq and the political unrest in Venezuela, have resulted in very high natural gas costs over the last several weeks. Our production costs have marginally been affected by recent price fluctuations. In fiscal year 2002, natural gas costs represented less than 5% of our cost of goods sold.

ITEM 4. CONTROLS AND PROCEDURES

For the period ending March 31, 2003 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President of Finance (the principal finance and accounting officer)(both of which positions are currently held by Vicente B. Wright until a new Executive Vice President of Finance is named), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer/Executive Vice President of Finance concluded that, as of March 31, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer/Executive Vice President of Finance determined, as of March 31, 2003, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

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

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8 1/2% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series A note (included in Exhibit 4.1).(1)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(b) Reports on Form 8-K.

(1)	Form 8-K filed on February 19, 2003
Item 5. Other Information
Resignation of Lourenco Goncalves as President and CEO.

(2)	Form 8-K filed on March 25, 2003
Item 9. Regulation FD Disclosure
906 Certification under Sarbanes-Oxley Act of 2002 for the 2002 Form 10-K filing.

(3)	Form 8-K filed on March 28, 2003

Item 4. Changes in Registrant’s Certifying Accountant

Formal Termination of Engagement by KPMG, LLP.

(4)	Form 8-K filed on April 9, 2003

Item 5. Other Information

Vicente Wright named as new President and CEO

(5)	Form 8-K filed on April 15, 2003

Item 9. Regulation FD Disclosure

Item 12. Use of Non-GAAP Financial Measure

First Quarter Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2003

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ VICENTE B. WRIGHT
Vicente B. Wright, President and Chief Executive Officer

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

Date: May 2, 2003

By:	/s/ VICENTE B. WRIGHT
Vicente B. Wright, President and Chief Executive Officer

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

Date: May 2, 2003

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