Form 10-Q
period 2003-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2003-08-13
CIK 751799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission File Number 333-79587

CALIFORNIA STEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0051150 (I.R.S. Employer Identification No.)

14000 San Bernardino Avenue Fontana, California (Address of principal executive offices of Registrant)	92335 (Zip Code)

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

As of August 8, 2003, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

SIGNATURE	15

INDEX TO EXHIBITS	16

ii

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY
Consolidated Balance Sheets

(In thousands except share and per share data)

	As of June 30, 2003	As of December 31, 2002

	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$6,806	$2,891
Trade accounts receivable, less allowance for doubtful receivables of $375 at June 30, 2003 and $300 at December 31, 2002	70,358	67,640
Inventories	166,232	190,709
Deferred income taxes	3,138	3,138
Other receivables and prepaid expenses	2,796	3,081

Total current assets	249,330	267,459

Investment in affiliated company	37,107	36,765
Other assets	2,587	2,897
Property, plant and equipment, net	241,583	245,193

Total assets	$530,607	$552,314

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60,855	$71,872
Accrued interest expense	3,454	3,414
Accrued utilities	6,097	4,305
Income taxes payable	4,972	2,774
Other accrued expenses	8,223	9,327

Total current liabilities	83,601	91,692

Long-term debt	150,000	163,000
Deferred income taxes	50,468	50,468
Stockholders’ equity:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	206,538	207,154

Total stockholders’ equity	246,538	247,154
Commitments and Contingencies	—	—

Total liabilities and stockholders’ equity	$530,607	$552,314

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY
Consolidated Statements of Operations

(In thousands)

	Three months ended June 30,		Six months ended June 30,

	(Unaudited)
	2003	2002	2003	2002

Net sales	$181,574	$188,554	$380,403	$346,066
Cost of sales	173,781	159,467	352,351	305,169

Gross profit	7,793	29,087	28,052	40,897
Selling, general and administrative expenses	5,386	5,981	13,673	11,432

Income from operations	2,407	23,106	14,379	29,465
Other income (expense):
Equity in income (loss) of affiliate	428	(464)	760	(946)
Interest expense, net	(3,296)	(3,603)	(6,704)	(7,137)
Other, net	291	42	291	446

Income (loss) before income tax expense (benefit)	(170)	19,081	8,726	21,828
Income tax expense (benefit)	(190)	7,659	3,342	8,584

Net income	$20	$11,422	$5,384	$13,244

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$5,384	$13,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,684	14,700
Gain on disposition of property, plant and equipment	(5)	—
Undistributed (earnings) losses of affiliate	(760)	946
Dividends received from affiliate	418	384
Change in assets and liabilities:
Trade accounts receivable, net	(2,718)	(12,995)
Inventories	24,477	18,846
Other receivables and prepaid expenses	285	3,743
Accounts payable	(11,017)	9,234
Income taxes payable	2,198	6,978
Accrued interest expense	40	(72)
Deferred income taxes	—	6,791
Accrued utilities and other accrued expenses	688	606

Net cash provided by operating activities	33,674	62,405

Cash flows from investing activities:
Additions to property, plant and equipment	(10,764)	(8,078)
Proceeds from disposition of property, plant and equipment	5	—

Net cash used in investing activities	(10,759)	(8,078)

Cash flows from financing activities:
Net repayments under line-of-credit agreement with banks	(13,000)	(29,000)
Dividends paid	(6,000)	(11,423)

Net cash used in financing activities	(19,000)	(40,423)

Net increase in cash and cash equivalents	3,915	13,904
Cash and cash equivalents at beginning of period	2,891	8,752

Cash and cash equivalents at end of period	$6,806	$22,656

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$6,743	$7,110
Income taxes	1,145	(7,179)

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.
AND SUBSIDIARY
Notes To Consolidated Financial Statements (Unaudited)

1.          Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2002 and 2001 contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2002. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of results expected for the full year.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. At June 30, 2003, the Company has no such guarantees.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure requirements in SFAS No. 123 for stock-based compensation for annual periods ending after December 15, 2002, and for interim periods beginning after December 15, 2002, including those companies that continue to recognize stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, SFAS No. 148 provides three alternative transition methods for companies that choose to adopt the fair value measurement provisions of SFAS No. 123. The Company does not utilize stock based employee compensation and as a result the adoption of SFAS 148 on January 1, 2003, did not have a material effect on the Company’s results of operations or financial position.

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

3.          Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	June 30, 2003	December 31, 2002

	(unaudited)
	(In thousands)
Finished goods	$21,635	$18,283
Work-in-process	33,061	24,473
Raw materials	105,699	142,008
Other	5,837	5,945

Total	$166,232	$190,709

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” “will be,” “will continue,” “will likely result,” “could”, “should”, “would” and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

•	our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 8.5% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

•	because our board of directors consists of four members and is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in costly delays in making important business decisions and put us at a competitive disadvantage,

•	fluctuations in commodity prices for our electricity and natural gas requirements,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects, and

•	industry-wide market factors and general economic and business conditions.

Results of Operations

	Tons Billed Three months ended June 30,		Tons Billed Six months ended June 30,

	2003	2002	2003	2002

Hot Rolled	196,485	252,506	375,509	491,860
Cold Rolled	44,892	61,190	97,788	112,640
Galvanized	166,845	193,564	351,400	360,507
ERW Pipe	39,173	30,078	64,925	46,992

Total	447,395	537,338	889,622	1,011,999

Net sales. Net sales decreased $6,980,000 or 3.7% from $188,554,000 for the three months ended June 30, 2002 to $181,574,000 for the three months ended June 30, 2003. However the year-to-date net sales increased $34,337,000, or 9.9%, from $346,066,000 for the six months ended June 30, 2002 to $380,403,000 for the six months ended June 30, 2003. Due to poor market conditions, our net tons billed decreased by 89,943 from 537,338 for the three months ended June 30, 2002 to 447,395 for the same period in year 2003. Our year-to-date net tons billed also decreased 122,377 or 12.1%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. However, our unit prices increased due to better product mix for the three and six months ending June 30, 2003, compared to the same period in 2002.

Gross profit. Gross profit decreased $21,294,000 or 73.2% from $29,087,000 for the three months ending June 30, 2002 to $7,793,000 for the same period in 2003. Year-to-date gross profit also decreased $12,845,000, or 31.4%, from $40,897,000 for the six months ended June 30, 2002 to $28,052,000 for the six months ended June 30, 2003. Gross profit as a percentage of net sales also decreased from 15.4% for the three months ending June 30, 2002 to 4.3% for the three months ending June 30, 2003 and from 11.8% for the six months ended June 30, 2002 to 7.4% for the same period in 2003. Our gross profit decreased primarily as a result of an increase in our slab consumption cost, higher utility costs, partially offset by increases in our average sales price.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses decreased $595,000 or 9.9% from $5,981,000 for the three months ending June 30, 2002 to $5,386,000 for the three months ending June 30, 2003 primarily due to lower compensation. However our year-to-date SG&A expenses increased $2,241,000, or 19.6%, from $11,432,000 for six months ended June 30, 2002 to $13,673,000 for six months ended June 30, 2003 primarily due to higher compensation.

Equity in income (loss) of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao (CST), which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the three and six months ended June 30, 2003, we recognized income from our investment in Companhia Siderurgica de Tubarao of $ 428,000 and $760,000 compared to a loss of $464,000 and $946,000 for the same period in 2002. We also received dividends from CST in the amount of $418,000 and $384,000 for the six months ended June 30, 2003 and 2002, respectively.

Interest expense. Interest expense decreased $307,000 from $3,603,000 for three months ending June 30, 2002 to $3,296,000 for the same period in 2003. The year-to-date interest expense also decreased $433,000, or 6.1%, from $7,137,000 for the six months ended June 30, 2002 to $6,704,000 for the same period in 2003. The decrease in interest expense for three and six months ending June 30,2003, resulted from lower average outstanding debt and lower interest rates on our revolving line of credit during this period in 2003 compared to the same period in 2002. Interest expense figures are net of interest income and reversal of capitalized interest of $63,000 for the three months ending June 30, 2003 and interest income and capitalized interest of $123,000 for the same period in 2002 and interest income and capitalized interest of $78,000 for the six months ended June 30, 2003 and $483,000 for the same period in 2002.

Income taxes. Income tax decreased $7,849,000 from $7,659,000 tax expense for the three months ended June 30, 2002 to $190,000 tax benefit for the three months ended June 30, 2003. Year-to-date income tax expense also decreased $5,242,000, from $8,584,000, for the six months ended June 30, 2002 to $3,342,000, for the six months ended June 30, 2003, as a result of loss before income taxes of $170,000 for the three months ended June 30, 2003 compared to income before income taxes of $19,081,000, for the same period in 2002 and lower income before income taxes of $8,726,000, for the six months ended June 30, 2003, compared to $21,828,000 for the same period in 2002. Our effective tax rate was 38.3% for six months ended June 30, 2003 compared to 39.3% for six months ended June 30, 2002. During the six months period ended June 30, 2003 and 2002, our effective tax rate was influenced by State Manufacturers’ Investment Tax Credit (MIC) of $370,000 and $577,500 respectively.

Net income/loss. Net income for the three months ended June 30, 2003 was $20,000 compared to net income of $11,422,000 for the three months ended June 30, 2002, a decrease of $11,402,000. Our net income for the six months ended June 30, 2003 was $5,384,000 compared to a net income of $13,244,000 for the six months ended June 30, 2002, a decrease of $7,860,000.

Liquidity and Capital Resources

At June 30, 2003, we had $6,806,000 in cash and cash equivalents and approximately $116,000,000 in financing available under our credit facilities. During the six months ended June 30, 2003, cash flow from operations provided $33,674,000, which consisted of generation of cash flow of $5,384,000 in net income, $14,684,000 in depreciation and amortization expense and a net cash flow increase of $13,953,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $24,477,000 decrease in inventories and a $2,198,000 increase in income tax payable offset by a $2,718,000 increase in trade accounts receivable and a $10,289,000 decrease in payables. Cash flow from investing activities during the six months ended June 30, 2003 consisted primarily of $10,764,000 of capital expenditures. Cash flows from financing activities during the six months ended June 30, 2003 consisted of net repayments under our credit facilities of $13,000,000 and a dividend payment of $6,000,000. During the six month period ended June 30, 2003, we also paid $6,375,000, representing payment of six months interest on our 8.5% senior notes.

In March 1999, we entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. On June 30, 2003 this bank Credit facility was amended with the same bank group to $110,000,000 for a period of three years expiring on June 30, 2006. There were no amounts outstanding under this facility as of June 30, 2003. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Advances under this facility may be used for working capital, capital expenditures and other lawful corporate purposes, including the refinancing of existing debt.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2003. The Company was in compliance with all the bank covenants at the end of June 30, 2003.

Commitment and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of June 30, 2003:

	Payments Due by Period (amounts in thousands)

	Total	2003	2004	2005	2006	2007	Thereafter

Long Term Debt	$150,000						$150,000
Contractual Commitments	77,880	$77,880
Operating Leases	27,803	1,859	$7,619	$2,862	$4,633	$4,865	5,965

Contractual Cash Obligation	$255,683	$79,739	$7,619	$2,862	$4,633	$4,865	$155,965

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

We are exposed to market risks related to fluctuations in interest rates on our $110,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 2.125% (including margin) and 4.00% respectively at June 30, 2003. We estimate that the average amount of debt outstanding under the facility for fiscal year 2003 will be approximately $20.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $200,000 for the year.

For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The fair value of our senior notes at June 30, 2003 was approximately $152,250,000.

We do not believe that the future market rate risk related to our 8.5% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

We require significant volumes of electricity to operate our equipment and produce our products. We participate in the direct access program whereby electricity customers can contract directly with energy service providers, thereby bypassing the state of California procurement system. Our direct access agreement results in lower electricity costs than would otherwise be available from California’s regulated utility providers. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kwh, is projected to result in additional costs for our electricity service of approximately $9,000,000 in 2003.

Our current direct access electricity purchase agreement covers most of our electricity requirements at pre-established prices through December 2003. However, due to the nature of our operations and normal fluctuations in our daily electricity usage, we occasionally are exposed to spot electricity prices when we sell excess energy into, or when we buy additional energy from, the spot wholesale market. For fiscal 2002, electricity costs accounted for approximately 3% of our cost of goods sold.

We also require significant volumes of natural gas to produce our products. We generally purchase natural gas from a physical supplier active in the California market. The price we normally pay for natural gas is based on the New York Mercantile Exchange (NYMEX) natural gas commodity index, adjusted by the Southern California border basis, plus delivery costs. For the last several years the index price for natural gas has experienced volatility. In an effort to stabilize such costs, we have on occasion entered into agreements whereby we hedge portions of our future costs for natural gas.

Domestic events, including but not limited to, severe weather in certain parts of the United States, low natural gas inventory storage, and a lack of new natural gas drilling activity, as well as international event, such as the war in Iraq have resulted in very high natural gas costs over the last several months. Our production costs have marginally been affected by such price fluctuations. We currently have in place agreements to hedge the price of approximately 85% of our natural gas requirements through December, 2003. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In fiscal year 2002, natural gas costs represented less than 5% of our cost of goods sold.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending June 30, 2003 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President of Finance (the principal finance and accounting officer)(both of which positions are currently held by Vicente B. Wright until a new Executive Vice President of Finance is named), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and Executive Vice President of Finance concluded that, as of June 30, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Executive Vice President of Finance determined, as of June 30, 2003, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time in the ordinary course of business, subject to various pending or threatened legal actions. We believe that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 5.	OTHER ITEMS

On June 4, 2003, Kawasaki Steel Holdings (USA), Inc, one of the shareholders of the Company, changed its corporate name to JFE Steel U.S.A., Inc.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description

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

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8 1/2% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series A note (included in Exhibit 4.1).(1)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on April 9, 2003 Item 5. Other Information Vicente Wright named as new President and CEO

(2)	Form 8-K filed on April 15, 2003 Item 9. Regulation FD Disclosure Item 12. Use of Non-GAAP Financial Measure First Quarter Financial Results disclosed in Press Release

(3)	Form 8-K filed on May 2, 2003 Item 9. Regulation FD Disclosure 906 Certification for 1st Quarter Form 10Q

(4)	Form 8-K filed on July 22, 2003 Item 9. Regulation FD Disclosure Item 12. Use of Non-GAAP Financial Measure Second Quarter Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2003

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

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8 1/2% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series A note (included in Exhibit 4.1).(1)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.