Form 10-Q
period 2003-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2003-10-31
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

As of October 30, 2003, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of September 30, 2003	As of December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,357	$2,891
Trade accounts receivable, less allowance for doubtful receivables of $400 at September 30, 2003 and $300 at December 31, 2002	65,909	67,640
Inventories	128,761	190,709
Deferred income taxes	3,138	3,138
Other receivables and prepaid expenses	3,135	3,081

Total current assets	212,300	267,459

Investment in affiliated company	35,981	36,765
Other assets	2,811	2,897
Property, plant and equipment, net	235,968	245,193

Total assets	$487,060	$552,314

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,717	$71,872
Accrued interest expense	55	3,414
Accrued utilities	4,360	4,305
Income taxes payable	2,297	2,774
Other accrued expenses	9,458	9,327

Total current liabilities	48,887	91,692

Long-term debt	150,000	163,000
Deferred income taxes	50,468	50,468
Stockholders’ equity:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	197,705	207,154

Total stockholders’ equity	237,705	247,154
Commitments and Contingencies	—	—

Total liabilities and stockholders’ equity	$487,060	$552,314

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)
Net sales	$191,215	$195,812	$571,618	$541,878
Cost of sales	189,638	166,783	541,989	471,952

Gross profit	1,577	29,029	29,629	69,926
Selling, general and administrative expenses	5,722	6,730	19,395	18,162

Income (loss) from operations	(4,155)	22,299	10,234	51,764
Other income (expense):
Equity in income (loss) of affiliate	431	127	1,191	(819)
Interest expense, net	(3,220)	(3,459)	(9,924)	(10,596)
Other, net	23	885	314	1,331

Income (loss) before income tax expense (benefit)	(6,911)	19,852	1,815	41,680
Income tax expense (benefit)	(2,956)	7,975	386	16,559

Net income (loss)	$(3,955)	$11,877	$1,429	$25,121

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$1,429	$25,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,732	21,898
Gain on disposition of property, plant and equipment	(9)	(870)
Undistributed (earnings) losses of affiliate	(1,191)	819
Dividends received from affiliate	1,975	384
Change in assets and liabilities:
Trade accounts receivable, net	1,731	(11,936)
Inventories	61,948	(43,912)
Other receivables and prepaid expenses	(428)	4,982
Accounts payable	(39,155)	47,749
Income taxes payable	(477)	4,554
Accrued interest expense	(3,359)	(3,247)
Deferred income taxes	—	6,791
Accrued utilities and other accrued expenses	186	3,764

Net cash provided by operating activities	44,382	56,097

Cash flows from investing activities:
Additions to property, plant and equipment	(12,054)	(13,134)
Proceeds from disposition of property, plant and equipment	16	900

Net cash used in investing activities	(12,038)	(12,234)

Cash flows from financing activities:
Net repayments under line-of-credit agreement with banks	(13,000)	(29,000)
Dividends paid	(10,878)	(18,045)

Net cash used in financing activities	(23,838)	(47,045)

Net increase (decrease) in cash and cash equivalents	8,466	(3,182)
Cash and cash equivalents at beginning of period	2,891	8,752

Cash and cash equivalents at end of period	$11,357	$5,570

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$13,174	$13,637
Income taxes	731	3,221

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of and for the nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2002 and 2001 contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2002. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results expected for the full year.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “ Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted FAS No. 145 on January 1, 2003, which did not have a material effect on the Company’s results of operations or financial position.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. At September 30, 2003, the Company has no such guarantees.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This pronouncement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer. This statement is effective for financial statements issued after May 2003 and did not have any impact on the Company’s consolidated financial position or consolidated results of operations.

3.	Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	September 30, 2003	December 31, 2002
	(unaudited)
	(In thousands)
Finished goods	$16,004	$18,283
Work-in-process	28,823	24,473
Raw materials	77,070	142,008
Other	6,864	5,945

Total	$128,761	$190,709

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” “will be,” “will continue,” “will likely result,” “could”, “should”, “would” and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

•	our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 8.5% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

•	because our board of directors consists of four members and is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in costly delays in making important business decisions and put us at a competitive disadvantage,

•	fluctuations in commodity prices for our electricity and natural gas requirements,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects, and

•	industry-wide market factors and general economic and business conditions.

Results of Operations

	Tons Billed Three months ended September 30,		Tons Billed Nine months ended September 30,
	2003	2002	2003	2002
Hot Rolled	226,112	235,691	601,621	727,551
Cold Rolled	55,181	53,523	152,969	166,163
Galvanized	185,006	182,837	536,406	543,344
ERW Pipe	41,384	36,333	106,309	83,325

Total	507,683	508,384	1,397,305	1,520,383

Net sales. Net sales decreased $4,597,000 or 2.3% from $195,812,000 for the three months ended September 30, 2002 to $191,215,000 for the three months ended September 30, 2003. However the year-to-date net sales increased $29,740,000, or 5.5%, from $541,878,000 for the nine months ended September 30, 2002 to $571,618,000 for the nine months ended September 30, 2003. Our net tons billed decreased by 701 from 508,384 for the three months ended September 30, 2002 to 507,683 for the same period in year 2003. Our year-to-date net tons billed also decreased 123,078 or 8.1%, from 1,520,383 for the nine months ended September 30, 2002 to 1,397,305 compared to the nine months ended September 30, 2003. Our average unit prices decreased for the three months ending September 30, 2003 compared to the same period in 2002, however, due to better product mix, our average unit prices increased for the nine month period ending September 30, 2003 compared to the same period in 2002.

Gross profit. Gross profit decreased $27,452,000 or 94.6% from $29,029,000 for the three months ending September 30, 2002 to $1,577,000 for the same period in 2003. Year-to-date gross profit also decreased $40,297,000, or 57.6%, from $69,926,000 for the nine months ended September 30, 2002 to $29,629,000 for the nine months ended September 30, 2003. Gross profit as a percentage of net sales also decreased from 14.8% for the three months ending September 30, 2002 to 0.8% for the three months ending September 30, 2003 and from 12.9% for the nine months ended September 30, 2002 to 5.2% for the same period in 2003. Our gross profit for the three months ending September 30, 2003 compared to the same period in 2002, decreased primarily as a result of an increase in our slab consumption cost, slight increase in utility costs and decrease in our selling price. Our gross profit for the nine months ending September 30, 2003 compared to the same period in 2002, decreased primarily as a result of an increase in our slab consumption cost, increase in utility costs and partially offset by increases in our average sales price.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses decreased $1,008,000 or 15.0% from $6,730,000 for the three months ending September 30, 2002 to $5,722,000 for the three months ending September 30, 2003 primarily due to lower compensation and other various expenses. However our year-to-date SG&A expenses increased $1,233,000, or 6.8%, from $18,162,000 for nine months ended September 30, 2002 to $19,395,000 for nine months ended September 30, 2003 primarily due to higher compensation partially offset by other various expenses.

Equity in income (loss) of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao (CST), which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the three and nine months ended September 30, 2003, we recognized income from our investment in Companhia Siderurgica de Tubarao of $ 431,000 and $1,191,000 compared to income of $127,000 and a loss of $819,000 for the same period in 2002. We also received dividends from CST in the amount of $1,975,000 and $384,000 for the nine months ended September 30, 2003 and 2002, respectively.

Interest expense. Interest expense decreased $239,000 from $3,459,000 for three months ending September 30, 2002 to $3,220,000 for the same period in 2003. The year-to-date interest expense also decreased $672,000, or 6.3%, from $10,596,000 for the nine months ended September 30, 2002 to $9,924,000 for the same period in 2003. The decrease in interest expense for three and nine months ending September 30, 2003, resulted from lower average outstanding debt and lower interest rates on our revolving line of credit compared to the same period in 2002. Interest expense figures are net of interest income and capitalized interest of $36,000 for the three months ending September 30, 2003 compared to $184,000 for the same period in 2002 and interest income and capitalized interest of $114,000 for the nine months ended September 30, 2003 compared to $667,000 for the same period in 2002.

Income taxes. As a result of loss before income tax of $6,911,000 for the three months ended September 30, 2003 compared to income before income tax of $19,852,000, for the same period in 2002, income tax decreased $10,931,000 from $7,975,000 tax expense for the three months ended September 30, 2002 to $2,956,000 tax benefit for the three months ended September 30, 2003. Year-to-date income tax expense also decreased $16,173,000, from $16,559,000, for the nine months ended September 30, 2002 to $386,000 for the nine months ended September 30, 2003 as a result of lower income before income tax of $1,815,000, for the nine months ended September 30, 2003, compared to $41,680,000 for the same period in 2002. Our effective tax rate was 21.3% for nine months ended September 30, 2003 compared to 39.7% for the nine months ended September 30, 2002. During the nine months period ended September 30, 2003 and 2002, our effective tax rate was influenced by State Manufacturers’ Investment Tax Credit (MIC) of $555,000 and $842,000 respectively.

Net income/loss. There was a net loss of $3,955,000 for the three months ended September 30, 2003 compared to net income of $11,877,000 for the same period in 2002, a decrease of $15,832,000 in net income. However, there was a year–to-date net income of $1,429,000 for the nine months ended September 30, 2003 compared to a net income of $25,121,000 for the same period in 2002, a decrease of $23,692,000 in net income.

Liquidity and Capital Resources

At September 30, 2003, we had $11,357,000 in cash and cash equivalents and approximately $108,000,000 in financing available under our credit facilities. During the nine months ended September 30, 2003, cash flow from operations provided $44,382,000, which consisted of generation of cash flow of $1,429,000 in net income, $21,732,000 in depreciation and amortization expense and a net cash flow increase of $20,446,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $61,948,000 decrease in inventories, $1,731,000 decrease in trade accounts receivable, offset by a $42,805,000 decrease in payables. The main reason for the decrease in our inventories at September 30, 2003, is due to a labor strike which lasted for about two weeks in August and is over now, at one of our slab suppliers—Imexsa in Mexico. Imexa’s strike forced two slab vessels to be delayed into October. Other factors were port congestions in the port of origin and an accident in another slab supplier. Cash flow from investing activities during the nine months ended September 30, 2003 consisted primarily of $12,054,000 of capital expenditures. Cash flows from financing activities during the nine months ended September 30, 2003 consisted of net repayments under our credit facilities of $13,000,000 and a dividend payment of $10,878,000. During the nine month period ended September 30, 2003, we also paid $12,750,000, representing payment of twelve months interest on our 8.5% senior notes.

In March 1999, we entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which is the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. On June 30, 2003 this bank Credit facility was amended with the same bank group to $110,000,000 for a period of three years expiring on June 30,

2006. There were no amounts outstanding under this facility as of September 30, 2003. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Advances under this facility may be used for working capital, capital expenditures,payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2003. The Company was in compliance with all the bank covenants at the end of September 30, 2003.

Commitment and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of September 30, 2003:

	Payments Due by Period
	Total	2003	2004	2005	2006	2007	Thereafter
	(amounts in thousands)
Long Term Debt	$150,000						$150,000
Contractual Commitments	196,934	$196,934
Operating Leases	27,596	1,572	$7,652	$2,892	$4,650	$4,865	5,965

Contractual Cash Obligation	$374,530	$198,506	$7,652	$2,892	$4,650	$4,865	$155,965

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

Allowance for Doubtful Accounts. We have attempted to reserve for eventual credit losses based on our past experience with similar accounts receivable and believe our reserves to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

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

We are exposed to market risks related to fluctuations in interest rates on our $110,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 2.438% (including margin) and 4.00% respectively at September 30, 2003. We estimate that the average amount of debt outstanding under the facility for fiscal year 2003 will be approximately $20.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $200,000 for the year.

For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in 2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The fair value of our senior notes at September 30, 2003 was approximately $155,250,000.

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

Our current direct access electricity purchase agreement covers most of our electricity requirements at pre-established prices through December 2003. However, due to the nature of our operations and normal fluctuations in our daily electricity usage, we occasionally are exposed to spot electricity prices when we sell excess energy into, or when we buy additional energy from, the spot wholesale market. As of September 30, 2003, our electricity costs accounted for approximately 3.69% of our cost of goods sold compared to approximately 3.05% for the same period in 2002.

We also require significant volumes of natural gas to produce our products. We generally purchase natural gas from a physical supplier active in the California market. The price we normally pay for natural gas is based on the New York Mercantile Exchange (NYMEX) natural gas commodity index, adjusted by the Southern California border basis, plus delivery costs. For the last several years the NYMEX index price for natural gas has experienced volatility. In an effort to stabilize such costs, we have a regular program of using layered financial NYMEX hedges, to ensure price stability for the majority of our future natural gas requirements on occasion entered into agreements whereby we hedge portions of our future costs for natural gas.

Domestic events, including but not limited to, severe weather in certain parts of the United States, low natural gas inventory storage, and a lack of new natural gas drilling activity, as well as international event, such as the war in Iraq have resulted in very high natural gas costs over the last several months. Our production costs have marginally been affected by such price fluctuations. We currently have in place agreements to hedge the price of approximately 85% of our natural gas requirements through December, 2003, about 75% for first quarter 2004, and about 60% for the balance of 2004. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. As of September 30, 2003, our natural gas costs accounted for approximately 3.88% of our cost of goods sold compared to approximately 4.98% for the same period in 2002.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending September 30, 2003 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of September 30, 2003, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time in the ordinary course of business, subject to various pending or threatened legal actions. We believe that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 5.	OTHER ITEMS

Effective September 15, 2003, Ricardo Bernandes joined the company as the Chief Financial Officer. Mr. Bernandes has held various executive financial positions in Brazil. He is familiar with the steel industry from his work on various projects for Booz Allen & Hamilton in Brazil and Argentina. Mr. Bernandes holds a Masters of Business Administration from the University of California, Los Angeles.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8 1/2% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series A note (included in Exhibit 4.1).(1)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on July 21, 2003
Item 9 Regulation FD Disclosure

Item 12. Use of Non-GAAP Financial Measures

Second Quarter Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2003

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