Form 10-K
period 2003-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2004-03-08
CIK 751799

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of March 8, 2004, there were 1,000 shares of the registrant’s common stock, no par value, outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2003

PART I

Item 1.	Business

Statements of our belief in this section are based on our own internal studies or research, estimates of members of our senior sales management team, our knowledge of the industry or other information we have internally compiled.

Introduction

We are the leading producer of flat rolled steel in the western United States based on tonnage billed. We produce the widest range of flat rolled steel products in the region, including hot rolled, cold rolled and galvanized coil and sheet. We also produce electric resistance welded (referred to herein as ERW) pipe. Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. Our principal market consists of the 11 states located west of the Rocky Mountains. We have two main competitors located in the western United States. Steel products are also supplied to the western United States via imports from foreign companies and from domestic suppliers located outside the western United States. We believe our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships provide us with significant advantages over our competition.

Industry Overview

The steel industry is highly cyclical in nature. It is influenced by a combination of factors including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and tariffs. Other factors, including the failure to adapt to technological change, plant inefficiencies, high labor costs and fluctuating energy costs have also affected the industry. Steel, regardless of product type, responds to forces of supply and demand, and prices have been volatile and have fluctuated in reaction to general and industry-specific economic conditions.

There are generally two types of steel producers: “integrated mills” and “mini-mills.” Steel manufacturing by an integrated producer includes ironmaking from raw materials, like iron ore and coal in a blast furnace, followed by steelmaking, slab making, reheating and further rolling into coil or other shapes. A mini-mill is a steel producer that uses an electric arc furnace rather than a blast furnace to create steel from ferrous scrap metal.

Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. As a result, we do not have the fixed costs associated with the manufacturing of steel. Historically, raw material costs comprise approximately 70% of our cost of goods sold. We believe we are the largest importer and one of the largest purchasers of steel slab in the world. Our purchasing power provides us with the ability to negotiate favorable terms and conditions for steel slab from low cost and high quality producers throughout the world. Generally, prices of our flat rolled steel products have experienced a correlation to the prices of steel slab. Although we remain subject to the cyclicality inherent in the steel industry, we believe this correlation, combined with our slab-based business model, has historically protected our operating margins when compared to other flat rolled steel producers.

Recent Industry Conditions

On March 5, 2002, President Bush, pursuant to his authority under Section 201 of the Trade Act of 1974, imposed temporary measures on imports of ten categories of steel products. These measures took the form of tariffs ranging from 8 to 30 percent, as well as a tariff-rate quota (TRQ) on semi-finished steel slab. In 2002, the TRQ exempted the first 5.4 million tons of imported semi-finished steel slab from tariffs; with imports above that level facing the same tariffs imposed on finished flat-rolled products (tariffs on flat-rolled products were 30% in 2002 and 24% in 2003). The TRQ exemption increased to 5.9 million tons in 2003.

On December 4, 2003, President Bush announced his decision to terminate the safeguard measures fifteen months before the scheduled end date of March 5, 2005, while reserving the option of introducing new measures should steel imports again surge into the United States.

The World Trade Organization (WTO) ruled in November 2003 that the tariffs established pursuant to Section 201 are illegal under global trade laws, leaving the U.S. open to the risk of heavy trade retaliation from its trading partners, namely, the European Union, Japan, and South Korea. Complaints were also filed with the WTO by Norway, Switzerland, China, New Zealand, and Brazil.

We opposed quotas or tariffs on semi-finished steel slab before the measures were enacted by President Bush in March 2002, and continued our lobbying efforts to end the TRQ, particularly during the mid-term review conducted by the International Trade Commission during the Summer of 2003. We believe that the early termination of the safeguard measures will have no impact on our slab purchases, or on the prices of steel products, which are dictated by market conditions.

Another key factor influencing our industry is the continuing increase in world demand for steel products, driven primarily by increased demand by China. This increased demand has impacted our industry in two ways. First, it has increased the average selling prices of steel products (including semi-finished steel slabs) as supply has trailed demand. Second, it has led to an increase in freight rates as global shipping capacity has been insufficient to keep pace.

As we have historically focused on our core customers in the western United States, we have not and do not currently pursue foreign sales, including sales to China. Furthermore, we believe that, despite higher average selling prices for steel products in our market, the increased demand for steel products by China, together with higher freight rates and a weaker U.S. dollar will limit imports of steel products into the western United States.

Products and Customers

Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance welded (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
Hot rolled coil and sheet	43.1%	47.0%	45.3%	40.7%	47.3%
Cold rolled coil and sheet	11.2%	11.6%	13.9%	16.1%	15.9%
Galvanized coil and sheet	38.0%	35.7%	34.2%	35.6%	29.7%
ERW pipe	7.7%	5.7%	6.6%	7.6%	7.1%

Total	100%	100%	100%	100%	100%

Total tons billed, excluding scrap (in thousands)	1,885	2,014	1,828	1,753	1,803

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

We have approximately 300 active customers, with no single customer accounting for more than 7% of our 2003 net sales. Our customers include service and processing centers, construction and building material companies, roofing and decking manufacturers, structural tubing concerns, oil and gas producers and distributors, aftermarket automotive manufacturers, as well as various customers in other industries.

We do not actively pursue sales in foreign markets and we make foreign sales only when they are economically advantageous to us. In 2003, we sold approximately 14,596 tons of steel products to customers, primarily in Mexico and Canada, which represented less than 1% of our total 2003 tons billed.

Hot rolled coil and sheet is our largest product category as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2003, we directed 41.9% of our hot rolled production to outside sales and we further processed approximately 58.1% internally for our own higher-margin, value added product needs.

Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, lighting fixtures, metal office furniture, water heaters, container manufacturers, tubing, appliances and a variety of construction related products. In 2003, we directed approximately 23.8% of our cold rolled production to outside sales and we further processed approximately 76.2% internally for our own higher-margin, value added product needs.

Galvanized coil and sheet is produced by adding a coating of zinc to cold rolled steel, and in some instances, to hot rolled steel, for additional corrosion resistance. We believe we offer the broadest range of thicknesses, widths and coatings of galvanized products in the western U.S. market. Applications for our galvanized coil product include a variety of construction related products such as roofing, decking, studs, tubing and tanks.

We supply ERW pipe with diameters ranging from 4.5” to 16.0”. The principal end-users of our ERW pipe production are oil and gas transmission companies. We also sell standard pipe to industrial accounts for load bearing and low-pressure applications.

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

Modernization Program

In 2001, we completed a $265 million modernization program that allowed us to improve our product quality, double production volumes, and increase our percentage of high value added products to our product mix. Since the completion of our modernization program, we have continued to make selective investments designed to keep our facilities competitive or reduce operating costs. Our capital spending in 2001 was $14.8 million. Of this amount, approximately 22% was spent on the installation of phase 2 of our Hydrogen Annealing Project and approximately 18% was spent on various upgrades to our hot strip mill. Total capital spending in 2002 was $20.8 million, the majority of which was spent on motors and other related equipment in our hot strip mill. Total capital spending in 2003 was $16.5 million primarily on various upgrades to our production facilities.

Production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products.

Hot Strip Rolling and Finishing Mills

We produce hot rolled coil and sheet from slab in our hot strip mill. A walking beam furnace reheats slab, directs it to a multi-stand rolling mill to reduce thickness and rolls it into coil. Equipped with an automatic gauge control system and technologically advanced computer controls, the hot strip mill currently possesses a throughput capacity of approximately 2.0 million tons annually and can produce hot rolled coil in gauges from 0.053” to 0.750”.

The hot strip mill facility is primarily composed of the following:

•	a walking beam furnace with a capacity of approximately 6,900 tons of slab per day; and

•	the 86” mill which consists of five roughing stands, a scale breaker, six finishing stands and two downcoilers.

In addition, the hot strip finishing lines are composed of the following:

•	an 80” coil slitter line that can trim product up to 0.375” in thickness and can be easily adjusted to meet a variety of customer-specified widths;

•	one shear line using a synchronized flying shear;

•	a skin pass line that uses one 2-hi mill with 32” diameter x 86” rolls which is used for surface improvements; and

•	a build-up line that is used to increase coil sizes to customers specifications.

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

The cold rolled facility, with a current annual finished capacity of approximately 1.1 million tons, includes the following:

•	a five-stand reduction mill;

•	an electrolytic cleaning line;

•	twenty hydrogen annealing bases; and

•	60” temper mill.

The five-stand reduction mill reduces pickled steel strip from a gauge range of 0.075” to 0.225” to a range of 0.010” to 0.172” in thickness, with a maximum width of 60”. The five-stand reduction mill was completely revamped in 1997. After cold reduction, coil is cleaned in a 200 feet to 1,000 feet per minute electrolytic cleaning line, producing smut-free steel which is then annealed before final production in the 60” temper mill, where the steel is tempered to specified finish and gauge.

Hydrogen annealing is a process that heats steel coils to annealing temperatures in a pure hydrogen atmosphere and then slowly allows the steel coils to cool. This process restores ductility to our steel products that is lost as a result of cold rolling. Our hydrogen annealing facility has an annual capacity of 360,000 tons of cold rolled annealed product per year.

Galvanizing Mills

Galvanized coil and sheet represent our highest value added products, requiring the greatest degree of processing and quality controls. We produce galvanized sheet by taking cold rolled coils, and in some instances, hot rolled coils, heating it in an annealing furnace and dipping the coil, while still hot, into a pot of molten zinc. As the coil leaves the pot, coating controls insure product specifications match customer requirements. The steel’s corrosion resistance makes it ideal for applications like air conditioning units, air ducts, metal ties, studs, siding, decking and roofing.

We currently operate two continuous galvanizing lines and believe that our galvanizing facilities can produce the full range of coated steel. In 2003 we increased the productivity of our galvanizing lines to approximately 750,000 tons of galvanized steel production. The first continuous galvanizing line is horizontally configured and produces gauges from 0.012” to 0.174”. The second continuous galvanizing line is vertically configured and produces gauges from 0.010” to 0.060”.

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

Historically, our raw material consumption costs have comprised approximately 70% of our cost of goods sold. We are the largest importer and one of the largest purchasers of slab in the world. We purchase slab from a diverse group of foreign suppliers to obtain high quality steel at competitive cost through reliable sources. Our foreign vendors are located in Brazil, Mexico, Australia, Japan, Russia, South Africa, Argentina, Venezuela and China.

We typically make our slab purchases on a quarterly basis. As of December 31, 2003 we were committed, in the form of open purchase orders, to purchase approximately $82.3 million in steel slabs. We negotiate slab procurement for longer periods when our purchasing power combined with market conditions provide us with the opportunity to negotiate on terms which we believe are favorable to us.

Although we are not reliant on any one single vendor, in 2003, we purchased approximately 40% of our slab from Ispat Mexicana de C. V. (Imexsa) of Mexico and approximately 25% of our slab from Companhia Siderurgica de Tubarão of Brazil. Ispat Mexicana is the only steel facility in the world dedicated solely to the production of steel slab.

We own 4% of the common stock of Companhia Siderurgica de Tubarão, which represents 1.5% of the total equity interest in Companhia Siderurgica de Tubarão. Companhia Siderurgica de Tubarão is a subsidiary of both Companhia Vale do Rio Doce and JFE Steel Corporation, our stockholders’ parent companies. All slab purchases with our parent or affiliated companies are negotiated on an “arm’s length” basis and in accordance with market conditions.

We negotiate with a variety of shipping companies to deliver our slab directly to the Port of Los Angeles. The vessels are loaded following a specific stowage plan that we develop. The plan is designed to provide high productivity rates at both the loading and unloading sites. Our agents are on site for the loading of each shipment. After unloading, the slab is transported to our facility by rail using the services of Burlington Northern Santa Fe Railroad. Our current contract with Burlington Northern Santa Fe Railroad is effective through December 2013. This agreement provides us with transportation services at fixed rates and ensures us a dedicated level of rail availability through the term of the agreement. Additionally, Burlington Northern Santa Fe Railroad utilizes rail cars designed specifically to transport steel slab. We believe this improves the efficiency and safety of steel slab transportation through our community.

Under an agreement that we have entered into with our two shareholders, we continuously purchase slabs from Companhia Siderurgica de Tubarão as raw material for our operations according to basic terms and conditions agreed upon from time to time.

We believe that our integrated slab procurement system allows us to manage our slab inventory levels, improve tonnage levels as well as the slab quality necessary to meet our customers’ order specifications. As of December 2003, we had what we believed to be firm backlog orders of approximately 335,000 tons. Based on our average sales price at that time, the backlog value was approximately $135,000,000. As of December 2002, we had what we believed to be firm backlog orders of approximately 300,000 tons. Based on our average sales price at that time, the backlog value was approximately $132,000,000.

Marketing and Customer Service

We believe that we provide a high level of customer service and product support in the western U.S. market. Our emphasis on customer service and product quality has enabled us to establish long-standing relationships with our customers. Our relationships with 90% of our top 30 customers extend beyond 10 years. We attribute this customer loyalty, in large part, to the successful execution of our marketing strategies to provide a broad range of products and our ability to provide consistent service, reliable product availability and ancillary value added services.

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

Competition

The steel industry is cyclical in nature and highly competitive. We compete with domestic and foreign steel producers on the basis of customer service, product quality and price. The domestic steel industry has been adversely affected in recent years by high levels of steel imports, worldwide production overcapacity, increased domestic and international competition, rising energy costs and other factors. More recently, the domestic steel industry has been affected by increased global demand for steel products (largely driven by increased demand by China) and increased freight rates. We believe that the competitive landscape within the steel industry will continue to evolve, especially as new technologies and production methods are introduced. We believe that because of our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships, we are well positioned to meet competitive threats. However, some of our competitors are larger and may have substantially greater capital resources, more modern technology and lower production costs than us, as well as excess production capacity in some products and could exert downward pressure on prices for some of our products in the future.

We are also subject to general economic trends and conditions, such as the presence or absence of sustained economic growth and currency exchange rates. We are particularly sensitive to trends in the construction, oil and gas transmission industries, because these industries are significant markets for our steel products. If there were a downturn in one or more of these industries, our sales volume, prices and profitability and liquidity could be adversely affected.

U. S. Competition

During 2003, the U. S. steel industry continued to see change among its domestic producers, as consolidation continued among the larger integrated mills with the U.S. Steel acquisition of National Steel and International Steel Group’s purchase of the assets of Bethlehem Steel. In some instances, inefficient production was shuttered on a permanent basis, while other production was brought back on-line. While high transportation costs have historically deterred mid-western and eastern steel producers from accessing the western United States market, conditions during the first half of 2003 led to excess production which producers attempted to push into the Western United States. However, by the second half of 2003, increasing order backlogs reduced excess production and generally reversed this trend.

In hot rolled products, our principal domestic competition comes from a number of producers located in the Midwestern United States, although this is cyclical in nature, based in economic conditions in the mid-western markets. Some hot rolled products are produced by Oregon Steel Mills, located in Portland, Oregon, although Oregon Steel Mills typically ships to customers located in the Northwest United States. USS-POSCO Industries (UPI), located in Pittsburg, California is our principal competitor in galvanized and cold rolled products. We also compete in the galvanized market with Steelscape, Inc., which operates facilities located in Kalama, Washington and Rancho Cucamonga, California.

We also compete with steel service and processing centers, although such centers are customers as well as competitors. Service centers serve as wholesale distributors for a broad line of sheet products, providing value-added services including slitting, shearing and painting. We face increasing competition from producers of materials such as aluminum, composites, plastics and concrete that compete with steel in many markets.

Foreign Competition

Historically, foreign steel producers consistently competed in the western United States in all of our product categories. On March 5, 2002, pursuant to his authority under Section 201 of the Trade Act of 1974, President Bush imposed tariffs on imports of plate, hot rolled, cold rolled and coated flat-rolled products from all countries except Canada and Mexico. With the imposition of these tariffs, steel available from foreign suppliers decreased dramatically in 2002 and 2003.

Although imported steel has relatively long lead times to reach the western United States markets, economic and currency dislocations in foreign markets may encourage importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies. Despite the termination of the safeguard measures, the increased demand for steel products by China, together with higher freight rates and a weaker U.S. dollar has significantly decreased the amount of foreign steel offered in the Western U.S. markets.

Employee Relations

At December 31, 2003, we had 921 full-time employees. We have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state, and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and hazardous materials handling and waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $1.1 million in 1999, $0.9 million in 2000, $1.3 million in 2001, $1.4 million in 2002 and $1.4 million in 2003. We plan to spend approximately $1.7 million in 2004, with the largest component representing investigation and remediation activities at our Fontana site.

In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control. This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation was estimated to be approximately $1.8 million, was accrued in 2002 and is included in other accrued expenses in 2003 and 2002 in our consolidated financial statements. The California Department of Toxic Substances Control has not yet completed its review and approval of our plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

Forward-Looking Statements

Certain statements contained in this Form 10-K regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” “will be,” “will continue,” “will likely result,” “could”, “should”, “would” and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-K and the following:

•	fluctuations in raw materials and freight prices as a result of changes in global steel consumption,

•	our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 8.5% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

•	because our board of directors consists of four members and is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in delays in making important business decisions and put us at a competitive disadvantage,

•	fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects, and

•	industry-wide market factors and general economic and business conditions.

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

We are from time to time in the ordinary course of business subject to various pending or threatened legal actions. We believe that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Not applicable.

Item 6.	Selected Financial Data

The selected consolidated financial information presented below as of and for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999, has been derived from our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2003 and 2002 and the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 are contained elsewhere in this Form 10-K. The following selected consolidated financial information is qualified by reference to, and should be read in conjunction with the historical consolidated financial statements, including notes accompanying them and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Statement of Operations Data:
Net sales	$763,556	$754,355	$640,390	$720,900	$687,050
Cost of sales	719,935	657,085	612,713	616,638	564,889
Gross profit	43,621	97,270	27,677	104,262	122,161
Selling, general and administrative expenses	25,607	26,013	23,350	32,185	29,946
(Gain) loss on disposition of property, plant and equipment	114	(492)	802	(28)	(13)
Income from operations (4)	17,900	71,749	3,525	72,105	92,228
Interest expense, net	(13,120)	(14,127)	(16,316)	(18,756)	(16,345)
Income (loss) before income tax expense (benefit)	6,815	58,139	(7,317)	56,138	77,027
Net income (loss)	4,544	35,001	(3,711)	34,845	46,847

EBITDA(1)
Net income (loss)	$4,544	$35,001	$(3,711)	$34,845	$46,847
Income tax expense (benefit)	2,271	23,138	(3,606)	21,293	30,180
Interest expense, net	13,120	14,127	16,316	18,756	16,345
Depreciation and amortization	28,660	28,827	30,204	28,852	26,331
EBITDA	$48,595	$101,093	$39,203	$103,746	$119,703
EBITDA margin (5)	6.4%	13.4%	6.1%	14.4%	17.4%

Other Data:
Operating margin (4)	2.3%	9.5%	0.6%	10.0%	13.4%
Cash flows provided by operating activities	$80,216	$48,295	$83,963	$34,594	$72,287
Cash flows used in investing activities	(16,582)	(20,111)	(14,753)	(33,936)	(37,321)
Cash flows used in financing activities	(23,878)	(34,045)	(63,000)	(6,015)	(39,029)
Capital expenditures	16,484	20,812	14,753	33,995	37,397
Total tons billed, excluding scrap (in thousands)	1,885	2,014	1,828	1,753	1,803
Number of employees at end of period	921	929	952	973	952
Man hours per ton produced	1.04	1.02	1.14	1.18	1.18

Selected Ratios:
Ratio of earnings to fixed charges(2)	1.5x	4.8x	—	3.8x	5.3x
Ratio of EBITDA to interest expense, net (3)	3.7x	7.2x	2.4x	5.5x	7.3x

	As of December 31,
	2003	2002	2001	2000	1999
		(restated)	(restated)	(restated)	(restated)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$42,647	$2,891	$8,752	$2,542	$7,899
Property, plant and equipment, net	233,612	245,193	252,796	268,429	262,696
Total assets	507,345	552,314	499,198	602,158	552,805
Total long-term debt including current portion and notes payable to banks	150,000	163,000	179,000	239,000	230,000
Redeemable Preferred Stock (6)	30,000	30,000	30,000	30,000	30,000
Total stockholders’ equity (6)	210,820	217,154	200,198	206,909	187,079

(1)	EBITDA represents net income, plus income taxes, net interest expense and depreciation and amortization. EBITDA is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings (loss) as indicative of operating performance. EBITDA is included because we believe that investors find it a useful tool for measuring our ability to service our debt.

(2)	For the purpose of determining the ratio of earnings to fixed charges, earnings represent income or loss before income taxes plus fixed charges and amortization of capitalized interest, minus capitalized interest. Fixed charges consist of interest expensed and capitalized, and an estimate of the interest within rental expense (which approximates less than 10% of rental expense). For the year 2001, there was a deficiency of earnings to fixed charges of $7,914,000.

(3)	Ratio of EBITDA to interest expense, net, represents EBITDA per (1) above, divided by net interest expense.

(4)	Certain prior years amounts have been reclassified to conform with the current year presentation due to the presentation of the item “(gain)loss on disposition of property, plant and equipment” separately from “Other income(expense) – other net”.

(5)	EBITDA margin represents EDITDA per (1) above divided by net sales.

(6)	See discussion of restatement of Class C preferred stock from “stockholders’ equity” to “Redeemable Preferred Stock” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restatement of Financial Information” and to Note 2a to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

From our site in Fontana, California, we produce flat rolled steel products: hot rolled, cold rolled, and galvanized, as well as ERW pipe, with a current annual finished shipment capability of approximately 2.0 million tons. We service a broad range of customers with applications that include pipe and tubing, heating, ventilating and air conditioning, strapping, drums, steel wheels and a variety of construction related products.

We ship our products by truck and rail to manufacturers, contractors and distributors primarily in the 11 states west of the Rocky Mountains. We generally sell our products free on board (FOB), shipping point, and title is transferred when products are loaded for shipment. We recognize revenue from product sales when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB, shipping point, revenue is recognized at the time of shipment and title has transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery and title is transferred to the customer. Our revenue is dependent on the volume, product mix and sales prices of our products. General economic conditions as well as the supply and demand of steel products within our market influence sales prices. We generally set our sales prices quarterly and we maintain no long-term sales agreements.

Cost of goods sold consists primarily of raw materials, labor, natural gas, electricity, depreciation and zinc costs. Raw material costs have historically comprised approximately 70% of our cost of goods sold. Our slab consumption unit cost in 2003 was higher compared to 2002 and 2001.

We generally purchase steel slab in boatload quantities. Imported slab arrives on chartered vessels in the Port of Los Angeles and is transported by rail to our Fontana facility. We generally purchase steel slab on open negotiated payment terms. Steel slab consumption costs include the FOB value of steel slab, quality extras, ocean transportation, rail freight, duties, unloading, insurance and handling costs. Historically, we have negotiated slab FOB prices quarterly and other rates through contracts of varying lengths. Our purchasing power and extensive knowledge of the worldwide slab market continues to provide us with the opportunity to negotiate with slab suppliers on terms that we believe are favorable to us. We will continue to actively manage slab procurement to minimize costs and may opportunistically purchase slab in the future.

We use zinc in the production of our galvanized products. We currently purchase zinc from various suppliers. Zinc is purchased on a monthly basis with both fixed price and floating price contracts and is priced using a formula tied to the London Metals Exchange zinc index plus negotiated delivery premiums. For 2004, we have locked in pricing for more than 80% of our delivered zinc requirements.

We require an average of approximately 38 megawatts of electricity demand in operating our equipment to produce our products. We participate in the direct access program whereby electricity customers can contract directly with energy service providers for energy, rather than utilizing the full-service bundled tariff from the local utility distribution company, Southern California Edison. Our direct access agreement generally has resulted in lower electricity costs than would otherwise be available via the applicable tariff from Southern California Edison. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kwh, is projected to result in additional costs for our electricity service of approximately $9,000,000 per year at our current production levels. In 2003, our electricity costs accounted for approximately 3.7% of our cost of goods sold compared to approximately 3.2% in 2002.

For the first quarter of 2004, we purchased a fixed-price block of electricity covering about 25 percent of our energy requirements, with the remainder of requirements purchased at the floating hourly market price. In an effort to manage risk effectively, we will continue to monitor the electricity forward market pricing with the intention of locking in more physical supply volumes for 2004 and possibly 2005 as prices fall to more attractive levels against recent historical standards.

We generally utilize a daily average of about 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. We pay for the commodity and for delivery charges from the Southern California border. For the last several years natural gas prices have experienced volatility. To stabilize such volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead, through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis.

We currently have in place agreements to hedge the price of approximately 75% of our natural gas requirements from January through March, 2004, and about 60% for the balance of 2004. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In 2003, our natural gas costs accounted for approximately 3.8% of our cost of goods sold compared to approximately 4.8% in 2002.

Selling, general and administrative expenses consist primarily of sales and labor, various administrative expenses, and shipping costs. In 2003, labor costs comprised approximately 59% of our total selling, general and administrative expenses compared to 54% in 2002.

Results of Operations

	Tons Billed
	Year Ended December 31,
	2003	2002	2001
Hot Rolled	813,029	945,663	829,161
Cold Rolled	210,834	234,505	253,465
Galvanized	716,740	719,711	625,138
ERW pipe	144,585	113,902	120,607

Total (excluding scrap)	1,885,188	2,013,781	1,828,371

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales. Net sales were $763,556,000 for the year ended December 31, 2003. This was a $9,201,000 improvement over the prior year. This increase is attributable to an improved average sales unit price and improved product mix, offset by a decrease in volume of products sold. Our average sales price increased by more than $29 per ton increasing our net sales by approximately $50,930,000 and improved product mix added more than six million dollars to our net sales. We sold over 1,885,000 net tons in 2003, a decrease of 129,000 net tons when compared to 2,014,000 net tons in 2002. This decrease in tonnage was the result of market conditions and decreased our net sales by approximately $48,435,000.

Gross profit. Gross profit decreased $53,649,000 from $97,270,000 last year to $43,621,000 this year. Gross profit as a percentage of net sales also decreased from 12.9% in 2002 to 5.7% in 2003. The main reason for the decrease in our gross profit was the result of a higher slab consumption cost per ton in 2003 compared to 2002. The higher slab consumption cost per ton was partially off set by an increase in our average selling price.

Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses decreased $406,000 from $26,013,000 last year to $25,607,000 this year, primarily due to a one time non-cash accrual in 2002 of $1,800,000 for future environmental remediation expenditures. SG&A expenses as a percentage of net sales was 3.4% in 2003 and 2002.

Gain/Loss on disposition of property, plant and equipment (PP&E). For the year ending December 31, 2003, we had a net loss of $114,000 on the disposition of PP&E compared to the net gain of $492,000 for the same period in 2002.

Equity in income of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarão, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarão is accounted for under the equity method of accounting. For the year ended December 31, 2003, we recognized income of $1,950,000 compared to the income of $150,000 last year, which consists of our pro-rata share of Companhia Siderurgica de Tubarão’s income. Companhia Siderurgica de Tubarão is a publicly traded Brazilian company engaged in the production of steel slab and hot rolled coils. Over the last three years approximately 85% of Companhia Siderurgica de Tubarão’s products were exported outside of Brazil. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates.

Net interest expense. Net interest expense decreased $1,007,000 from $14,127,000 last year to $13,120,000 this year. The decrease in interest expense is attributable to lower average loan balances in 2003 compared to 2002. Interest expense figures are net of interest income of $120,000 and $508,000 in 2003 and 2002 respectively and capitalized interest of $52,000 in 2003 and $319,000 in 2002.

Other income, net. Other income, net, decreased $282,000 from $367,000 last year to $85,000 this year. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense (benefit). Due to lower income before income tax of $6,815,000 in 2003 compared to last year income before income tax of $58,139,000 our income tax expense for 2003 was $2,271,000 compared to $23,138,000 last year. The effective tax rate for 2003 was 33.3% compared to an effective tax rate of 39.8% in 2002. Income tax expense is net of state manufacturing investment credit of $810,000 in 2003 and $1,116,000 in 2002.

Net income (loss). Net income for the year was $4,544,000 compared to the net income last year in the amount of $35,001,000.

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

Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses increased $2,663,000, from $23,350,000 last year to $26,013,000 this year. The primary reasons for the increase in SG&A expenses was an increase in profit sharing expenses resulting from improving profits as well as a $1,800,000 non-cash accrual recorded for future environmental remediation expenditures. SG&A expenses as a percentage of net sales decreased slightly from the prior year from 3.6% last year to 3.4% this year.

Gain/Loss on disposition of property, plant and equipment (PP&E). For the year ending December 31, 2002, we had a net gain of $492,000 on the disposition of PP&E compared to the net loss of $802,000 for the same period in 2001.

Equity in income of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarão, which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarão is accounted for under the equity method of accounting. For the year ended December 31, 2002, we recognized income of $150,000, which consists of our pro-rata share of Companhia Siderurgica de Tubarão’s income. Companhia Siderurgica de Tubarão is a publicly traded Brazilian company engaged in the production of steel slab and hot rolled coils. Approximately 90% of Companhia Siderurgica de Tubarão’s products are exported outside of Brazil and sold predominantly in U.S. dollars. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates. For the year ended December 31, 2001, we recognized income of $1,274,000 from our investment in Companhia Siderurgica de Tubarão.

Net interest expense. Net interest expense decreased $2,189,000 from $16,316,000 last year to $14,127,000 this year. The decrease in interest expense is attributable to lower average loan balances. Interest expense figures are net of interest income of $508,000 and $246,000 in 2002 and 2001 respectively and capitalized interest of $319,000 in 2002 and $118,000 in 2001.

Other income, net. Other income, net, decreased $3,833,000 from $4,200,000 last year to $367,000 this year. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

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

Liquidity and Capital Resources

At December 31, 2003, we had $42,647,000 in cash and cash equivalents and $100,163,000 available under our bank facility. During the year, cash flow from operations generated $80,216,000, which consisted of $4,544,000 in net income, $28,660,000 in depreciation and amortization expense and a net cash flow increase of $47,012,000 due to changes in assets and liabilities. Operating cash flow increased as a result of a $53,897,000 decrease in inventories, a $17,434,000 decrease in accounts receivable and $6,780,000 increase in deferred income taxes. Operating cash flow was decreased as a result of a $29,535,000 increase in accounts payable. Cash flow from investing activities consisted primarily of $16,484,000 of capital expenditures. Cash flow from financing activities consisted of net repayments under our bank facility in the amount of $13,000,000 and dividend payments of $10,878,000.

In March 1999, we entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which was the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. On June 30, 2003 this bank facility was amended with the same bank group to $110,000,000 for a new period of three years expiring on June 30, 2006. There were no amounts outstanding under this facility as of December 31, 2003. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Advances under this facility may be used for working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

We currently have approximately $973,000 in material commitments for capital expenditures expected to be completed during fiscal 2004. These represent signed purchase orders for various production facility upgrades. Our total budget for capital improvements in 2004 is approximately $20,000,000.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2004.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of December 31, 2003:

Payments Due by Period

(amounts in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000				$150,000
Capital Lease Obligations	$—
Operating Leases	$26,443	$8,088	$7,527	$10,828
Purchase Obligations(1)	$109,709	$109,709
Other Long Term Liabilities	$—

Total	$286,152	$117,797	$7,527	$10,828	$150,000

(1)	Relates to contractual commitments to purchase $82.3 million of steel slabs and assorted other contractual commitments.

When market conditions warrant, we will also enter into contracts to purchase certain commodities used in the manufacture of our products, such as electricity and natural gas. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, they are not accounted for as a derivative.

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

Environmental reserve: We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which has been accrued in the 2002 and is included in accrued expenses in the 2003 and 2002 consolidated financial statements. The California Department of Toxic Substances Control has not yet completed its review and approval of our plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

Revenue Recognition: The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery. In certain cases, at the customer’s request, the Company will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under Staff Accounting Bulletin (SAB) No. 101 have been met.

Restatements of Financial Information

Background

In preparing our 2003 consolidated financial statements, we noted that our Class C preferred stock was improperly classified as stockholders’ equity due to the general right granted to the Board of Directors under our Certificate of Incorporation, as amended, to redeem the Class C preferred stock at the Board’s option. Pursuant to the guidance issued by the Emerging Issues Task Force of the Financial Accounting Standards Board in Topic No. D-98 on July 19, 2001, the Securities and Exchange Commission (“SEC”) has indicated that a preferred security which may be called by the Board of Directors of a company shall not be treated as permanent equity if the preferred stockholders control the Board of Directors. The composition of our Class C preferred stockholder and our common stockholders is identical, therefore, our Class C preferred stockholders have control over our Board of Directors. Our classification of the Class C preferred stock as stockholders’ equity was based upon our belief that the equal ownership of our two stockholders did not give either stockholder control over the Board of Directors and thus neither stockholder had control over the redemption of the Class C preferred stock. As Topic No. D-98 states that the SEC views the preferred stockholders as a class, rather than on an individual basis, we have determined that the Class C preferred stock should be removed from stockholders’ equity and separately stated on the consolidated balance sheet.

Restatement of 2001, 2002 and First, Second and Third Quarters of 2003 Financial Information

Consistent with the foregoing discussion, we are restating our consolidated financial statements for the fiscal years 2002 and 2001, as well as our consolidated financial information for the first, second and third quarters of 2003, to remove the Class C preferred stock from stockholders’ equity on the consolidated balance sheet and list it separately under “Liabilities and Stockholders’ Equity” as redeemable preferred stock. All financial information contained in this Annual Report on Form 10-K gives effect to these restatements. The restatement of this consolidated balance sheet item does not result in any change to our results of operations. We have further reviewed the financial covenants applicable to our bank facility and our 8.5% unsecured senior notes and have determined that the restatement did not have an adverse effect on the Company or its debt obligations. As our 8.5% unsecured senior notes are senior in priority to the Class C preferred stock, we do not believe that the restatement will have an adverse effect on the holders of such notes.

The following table sets forth the relevant items of the consolidated balance sheet presentation of “Liabilities and Stockholders’ Equity” for 2002 and 2001 as originally reported and as restated.

	Year Ended December 31, 2002		Year Ended December 31, 2001
	(dollars in thousands)
	As Originally Stated	As Restated	As Originally Stated	As Restated
Liabilities and Stockholders’ Equity:
Redeemable preferred stock, Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	—	30,000	—	30,000
Stockholders’ equity:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	—	30,000	—
Total stockholders’ equity	247,154	217,154	230,198	200,198

The following tables set forth the relevant items of the consolidated balance sheet presentation of “Liabilities and Stockholders’ Equity” for the first, second and third quarters as originally reported and as restated.

	First Quarter (dollars in thousands)
	As Originally Stated		As Restated
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
Liabilities and Stockholders’ Equity:
Redeemable preferred stock, Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	—	—	30,000	30,000
Stockholders’ equity:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000	—	—
Total stockholders’ equity	246,518	247,154	216,518	217,154

	Second Quarter (dollars in thousands)
	As Originally Stated		As Restated
	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002
Liabilities and Stockholders’ Equity:
Redeemable preferred stock, Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	—	—	30,000	30,000
Stockholders’ equity:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000	—	—
Total stockholders’ equity	246,538	247,154	216,538	217,154

	Third Quarter (dollars in thousands)
	As Originally Stated		As Restated
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Liabilities and Stockholders’ Equity:
Redeemable preferred stock, Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	—	—	30,000	30,000
Stockholders’ equity:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000	—	—
Total stockholders’ equity	237,705	247,154	207,705	217,154

Additional information concerning the specific adjustments made on our annual and quarterly basis, see Notes 2 and 13 of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our 8.5% senior notes and our $110,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 2.625% (including margin) and 4.00% respectively at December 31, 2003. We estimate that the average amount of debt outstanding under the facility for fiscal year 2004 will be approximately $22.5 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $225,000 for the year.

For fixed rate debt instruments such as our 8.5% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 8.5% senior notes prior to maturity in

2009 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 8.5% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 8.5% senior notes approximates fair value. The fair value of our senior notes at December 31, 2003 was approximately $157,500,000. In 2004, we will have the right to redeem the notes in accordance with the terms of the notes. We will analyze the market conditions and decide the best course of action at the appropriate time.

We do not believe that the future market rate risk related to our 8.5% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

We require an average of approximately 38 megawatts of electricity demand in operating our equipment to produce our products. We participate in the direct access program whereby electricity customers can contract directly with energy service providers for energy, rather than utilizing the full-service bundled tariff from the local utility distribution company, Southern California Edison. Our direct access agreement generally has resulted in lower electricity costs than would otherwise be available via the applicable tariff from Southern California Edison. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kwh, is projected to result in additional costs for our electricity service of approximately $9,000,000 per year at our current production levels. In 2003, our electricity costs accounted for approximately 3.7% of our cost of goods sold compared to approximately 3.2% in 2002.

For the first quarter of 2004, we purchased a fixed-price block of electricity covering about 25 percent of our energy requirements, with the remainder of requirements purchased at the floating hourly market price. In an effort to manage risk effectively, we will continue to monitor the electricity forward market pricing with the intention of locking in more physical supply volumes for 2004 and possibly 2005 as prices fall to more attractive levels against recent historical standards.

We generally utilize a daily average of about 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. We pay for the commodity and for delivery charges from the Southern California border. For the last several years natural gas prices have experienced volatility. To stabilize such volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead, through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis.

We currently have in place agreements to hedge the price of approximately 75% of our natural gas requirements from January through March, 2004, and about 60% for the balance of 2004. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In 2003, our natural gas costs accounted for approximately 3.8% of our cost of goods sold compared to approximately 4.8% in 2002.

Recently Issued Accounting Standards

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “ Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003, which did not have a material effect on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003, which did not have an effect on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the “Interpretation”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. At December 31, 2003, the Company has no such guarantees.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” (as amended in December, 2003) to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as a special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46, as amended in December, 2003, apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position.

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

The Consolidated Financial Statements required in response to this Item are included under Item 15 of Part IV of this Report.

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

Item 9A.	Controls and Procedures

For the period ending December 31, 2003 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Executive Vice President of Finance determined, as of December 31, 2003, that there were no changes in our internal controls or in other factors that could significantly affect our internal controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth our Directors and executive officers as of December 31, 2003. Directors are elected to terms of one year. All Directors hold their positions until their terms expire and until their respective successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their terms expire and their successors are duly chosen and qualified.

Name	Age	Position
Tatsuhiko Hamamoto	63	Chairman of the Board of Directors
Francisco Póvoa	54	Director
Toshihiro Kabasawa	49	Director
Dalton Nosé	55	Director
Vicente Wright	51	President and Chief Executive Officer
Ricardo Bernandes	41	Executive Vice President and Chief Financial Officer
Toshiyuki Tamai	52	Executive Vice President, Operations
James Wilson	56	Vice President, Sales
Brett Guge	49	Vice President, Administration and Corporate Secretary

Tatsuhiko Hamamoto has served as Chairman of the Board of Directors since July 1998. From 1995 to 1998, Mr. Hamamoto was Corporate Auditor on the Board of Kawasaki Steel Corporation (now JFE Steel Corporation). From 1993 to 1995, Mr. Hamamoto was Executive Vice President of KLI, a leasing company. From 1990 to 1992, Mr. Hamamoto served as Vice President, Technology and Finance at Armco Steel. From 1987 to 1989, Mr. Hamamoto was General Manager of the Overseas Steel Business Department at Kawasaki Steel Corporation and our Executive Vice President. He graduated from Kobe University with a Bachelor of Arts Degree in Economics.

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

Dalton Nosé has served as a Director since January 1, 2002. He has been employed by Companhia Vale do Rio Doce since February 2001 where he serves as the Development Director. From 1975 through 2001, Mr. Nosé held management positions, including that of President and CEO, at a number of Brazilian steel and manufacturing companies, including twenty years of working with the KORF Group and associated companies in Germany and Brazil. Mr. Nosé has specialized in operations and engineering, with a strong emphasis on implementing new technologies. Mr. Nosé graduated from Instituto Maua de Technologia with a B.S. in Metallurgical Engineering.

Vicente Wright was named President and Chief Executive Officer in February, 2003. Mr. Wright served as the Executive Vice President, Finance, from February, 1998 to February, 2003. Mr. Wright was the Steel Division General Manager, from 1992 to 1998, and Iron Ore Sales General Manager from 1991 to 1992 of Companhia Vale do Rio Doce. From 1987 to 1988, he served as Iron Ore Sales General Manager for Rio Doce Asia Ltd., a subsidiary of Companhia Vale do Rio Doce. In 1986 and 1987, he was the assistant to the President of California Steel Industries in charge of slab procurement and all of its related logistics. From 1978 to 1986, Mr. Wright served as Purchasing Executive and Slab Marketing Manager at Companhia Siderurgica de Tubarão. Mr. Wright was a member of the Board of Directors of Companhia Siderurgica Nacional, the largest steel company in Brazil, from 1993 to 1997, Acominas, a Brazilian steel mill, from 1994 to 1998, Siderar, an Argentine steel mill, from 1994 to

1997, Chairman of Nova Era Silicon, a Brazilian ferro-silicon company mill, from 1994 to 1997 and SEAS from 1994 to 1998. He graduated from Marquette University, Milwaukee, Wisconsin with a Bachelor’s Degree in Business Administration.

Ricardo Bernandes joined the Company on September 15, 2003, as Executive Vice President and Chief Financial Officer. Mr. Bernandes held various financial and executive positions in Brazil with RBS Group from November 1995 to July 2003, including the positions of Executive Director of Business Development, CFO Media, Broadcasting Finance Director and Telecommunications Director. He is familiar with the steel industry from his work on various projects as a senior consultant for Booz Allen & Hamilton in Latin America and from his work experience with the Gerdau Group. Mr. Bernandes holds a Masters of Business Administration from the University of California, Los Angeles.

Toshiyuki Tamai has served as Executive Vice President, Operations since July 2001. He has been with CSI since 1995, previously holding positions as Manager, Hot Strip Rolling and Finishing Operations and General Manager, Hot Rolling and Tubular Products. He joined Kawasaki Steel Corporation in 1973, where he served as Manager at the No. 2 Hot Strip Mill at Chiba Works. Prior to joining CSI, he worked as Senior Staff Engineer at AK Steel, Middletown, Ohio. Mr. Tamai graduated from Kyoto University with a Bachelor’s Degree in Mechanical Engineering.

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

Board Committees

Our Board of Directors has a Compensation Committee and an Operations and Finance Committee.

The Compensation Committee is comprised of four members: Director Tatsuhiko Hamamoto, Director Francisco Póvoa, Mr. Kazuo Fujisawa of JFE Steel Corporation and Mr. Marcus Roger M.M. da Costa of Companhia Vale do Rio Doce. The Compensation Committee met twice during 2003. The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

The Operations and Finance Committee is comprised of four members including Director Toshihiro Kabasawa, Mr. Gilberto Pena and Mr. Leonardo Moretzohn of Companhia Vale do Rio Doce, and Mr. Hiroyuki Tezuka of JFE Steel Corporation. This committee met twice during 2003. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

There is no separate Audit Committee as audit related decisions are made by the entire Board of Directors. The Board of Directors does not contain an audit committee financial expert as such term is defined in Item 401(h)(2) of Regulation S-K and has not determined that such an expert is necessary to properly carry out its oversight responsibilities.

Director Compensation

For their service as our Directors for fiscal year 2003, all Directors, except the Chairman, received $3,000 per month and committee members received $1,000 per month, each payable on a monthly basis. Mr. Hamamoto, Chairman of the Board of Directors, is paid a salary of $348,384 as our employee. In addition to his salary he received $178,386 in incentive compensation, $7,873 in other compensation and $9,552 in matching contribution to his account in our 401(k) plan.

Code of Ethics

We have not adopted a written code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Ethical oversight and actual or apparent conflicts of interest have historically been handled informally by senior management and the Board of Directors. We are currently reviewing examples of written codes of ethics and will address the adoption of such a code with the Board of Directors during 2004.

Item 11.	Executive Compensation

The following summary compensation table sets forth information regarding compensation earned in the fiscal years ended December 31, 2003, 2002, and 2001 by our Chief Executive Officer and each of our other four most highly compensated executive officers whose salary and bonus exceeded $100,000.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation	All Other Compensation
Name and Principal Position	Year	Salary	Incentive Compensation	Other Annual Compensation
						LTIP Payouts
Vicente Wright (1)	2003	$327,081	$110,938	$139,526	(3)	—	$9,260.	(2)
President and Chief Executive Officer	2002	$217,360	$45,010	$110,001	(4)	—	$8,500	(2)
	2001	$217,199	$114,950	$128,324	(5)	—	$9,384	(2)

Mr. Toshiyuki Tamai	2003	$224,763	$115,502	$59,458	(6)	—	$9,973	(2)
Executive Vice President, Operations	2002	$217,360	$64,789	$26,984	(7)	—	$5,462	(2)
	2001	$167,826	$3,256	$30,424	(8)	—	$4,610	(2)

Brett Guge	2003	$206,812	$102,171	$15,175	(9)	—	$9,943	(2)
Vice President, Administration	2002	$200,000	$60,050	$14,751	(9)	—	$8,500	(2)
& Corporate Secretary	2001	$199,369	$45,980	$23,470	(9)	—	$9,006	(2)

Jim Wilson	2003	$206,042	$106,371	$17,563	(9)	—	$9,942	(2)
Vice President, Sales	2002	$200,000	$23,650	$16,797	(9)	—	$8,500	(2)
	2001	$200,000	$12,319	$24,738	(9)	—	$8,500	(2)

C. Lourenco Goncalves (1)	2003	$60,035	$177,215	$66,514	(10)	—	$5,139	(2)
Former President and Chief Executive Officer	2002	$336,910	$36,109	$57,537	(11)	—	$8,500	(2)
	2001	$336,661	$25,000	$136,009	(12)	—	$10,500	(2)

(1)	Mr. Vicente Wright took over the position following the resignation of Mr. C. Lourenco Goncalves on February 21, 2003.

(2)	Represents matching contributions made to the executive’s account in our 401(k) plan.

(3)	Represents $10,250 in car allowance and $129,276 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(4)	Represents $10,679 in car allowance and $99,322 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(5)	Represents $10,750 in car allowance and $117,574 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(6)	Represents $6,850 in car allowance and $52,608 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(7)	Represents $6,850 in car allowance and $20,134 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(8)	Represents $4,610 in car allowance and $25,814 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(9)	Represents car allowance and other fringe benefits.

(10)	Represents $1,460 in car allowance and $65,054 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(11)	Represents $10,524 in car allowance and $47,013 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(12)	Represents $10,750 in car allowance and $125,259 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

Supplemental Executive Retirement Plans and Separation Agreement

On January 16, 2003, the Company entered into a Supplemental Executive Retirement Plan with James L. Wilson, Vice President, Sales, intended to induce Mr. Wilson to remain in our employ. Upon his retirement, the Company is obligated to pay Mr. Wilson a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation. This benefit vests at the rate of 6% for 2003 and 7% per year thereafter, continuing yearly except for the year Mr. Wilson turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Wilson reaches age 65. At December 31, 2003, he was vested 6% under this agreement.

On September 19, 2000, the Company entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Vice President, Administration and Corporate Secretary, intended to induce Mr. Guge to remain in our employ. Upon his retirement, the Company is obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. At December 31, 2003, he was vested 16% under this agreement.

Shareholders’ Agreement

We are owned 50% by JFE Steel USA, Inc. (formerly Kawasaki Steel Holdings (USA), Inc.), a Delaware corporation and a subsidiary of JFE Steel Corporation (formerly Kawasaki Steel Corporation), a Japanese corporation, and 50% by Rio Doce Limited, a New York corporation and a subsidiary of Companhia Vale do Rio Doce (“CVRD”), a Brazilian corporation. Our two stockholders entered into a Shareholders’ Agreement dated June 27, 1995, replacing a Shareholders’ Agreement dated June 1, 1987. According to the Shareholders’ Agreement, the stockholders agreed to subscribe for additional shares of our stock in proportion to their respective ownership if any new stock is issued, and increases in our capital stock from time to time shall be allocated between our common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of our common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders’ Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

The Shareholders’ Agreement provides that the Board of Directors shall be constituted of five directors, one of whom shall be chairman, as elected by and among the directors. Each stockholder shall have the right to appoint two Directors and the fifth Director shall be elected by unanimous affirmative vote of the shareholders (in July 1999, the stockholders approved a revision to the Bylaws of the Company changing the number of directors to 4, however, no corresponding change was made to the Shareholders’ Agreement). In addition, the stockholders shall jointly appoint a president, who shall appoint other officers designated by the Board of Directors. The Shareholders’ Agreement also provides for a Consultative Council consisting of two members, one appointed by each of the stockholders. It is unclear whether the Consultative Council provisions are valid under Delaware corporation law. The Consultative Council decides on all relevant matters submitted to it by both or either of the stockholders and specifically resolves any deadlock among the Directors. Because no stockholder holds a majority of our stock and the Directors and members of the Consultative Council are elected by the stockholders in proportion to each of the stockholders’ holdings, there is a possibility that a deadlock may occur on any issue voted on by the stockholders, Board of Directors and Consultative Council. If a deadlock were to occur and the Consultative Council could not resolve the issue, the last recourse is arbitration according to the Shareholders’ Agreement. Furthermore, according to the Shareholders’ Agreement, we have agreed to purchase slab from Companhia Siderurgica de Tubarão and use Seamar Shipping Corporation for ocean transportation of slab at negotiated prices, however, with the approval of the stockholders, we ceased using Seamar for ocean transportation in 2001.

The Shareholders’ Agreement provides that, subject to any limitation on the payment of dividends contained in any agreement we are a party to, the stockholders shall cause us to distribute from our profits the maximum dividend that may be distributed under the applicable laws and regulations, provided that the profits shall first be applied to the payment of dividends on the preferred stock. We have historically paid dividends of 50% of our net income per year.

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

Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $12,000 for 2003. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the first 4% of the participant’s deferral under the 401(k) Plan each year and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Each plan year we may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant’s account based on the participant’s compensation for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

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

Compensation Committee Interlocks and Inside Participation

Mr. Tatsuhiko Hamamoto, Mr. Francisco Póvoa, Mr. Yasuhiro Sakamoto, and Mr. Marcus Roger M.M. da Costa served as members of our Compensation Committee in 2003. Except for Mr. Hamamoto, none of the members of the Compensation Committee was, during 2003, an officer, employee or formerly an officer or employee of ours or our subsidiary.

Mr. Sakamoto served as Deputy General Manager, Overseas, Corporate Planning Department of JFE Steel Corporation (formerly Kawasaki Steel Corporation) during 2003. JFE Steel Corporation’s subsidiary, JFE Steel (USA), Inc. is one of our stockholders. During 2003, no amounts were paid to JFE Steel for participation on the committee. In 2003, Mr. Póvoa served as a board member of CVRD, as well as the President of the CVRD Employees Investment Club, a shareholder of Companhia Vale do Rio Doce. In 2003, Mr. Marcus Roger M.M. de Costa served as General Manager of Human Resources and Corporate Administration of Companhia Vale do Rio Doce.

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

Tatsuhiko Hamamoto Francisco Póvoa Yasuhiro Sakamoto Marcus Roger M.M. de Costa

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2003, information regarding the shares of our common stock and Class C preferred stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock and Class C preferred stock. No director or named executive officer beneficially owns any shares of our common stock or Class C preferred stock.

	Common		Class C Preferred
Name of Beneficial Owner	Number	% of Class	Number	% of Class
Rio Doce Limited	500	50%	1,500	50%
546 5th Avenue, 12th Floor
New York, New York 10036
JFE Steel U.S.A., Inc. (1)	500	50%	1,500	50%
c/o Corporation Trust Center
1209 Orange Street
Wilmington, Delaware 19801

(1)	On June 4, 2003, Kawasaki Steel Holdings (USA), Inc, one of the stockholders of the Company, changed its corporate name to JFE Steel U.S.A., Inc.

Rio Doce Limited is a subsidiary of Companhia Vale do Rio Doce, a Brazilian corporation, and JFE Steel (USA), Inc. is a subsidiary of JFE Steel Corporation, a Japanese corporation.

Item 13.	Certain Relationships and Related Transactions

Our stockholders, JFE Steel (USA), Inc., a subsidiary of JFE Steel Corporation, and Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce, are parties to a Shareholders’ Agreement. According to the Shareholders’ Agreement, the stockholders control the election of the Board of Directors. The stockholders also indirectly control the appointment of officers through their right to jointly elect the president, who is entitled to appoint our other officers.

The Shareholders’ Agreement also provides for a Consultative Council, comprised of two members. Each stockholder is entitled to elect one member. The Consultative Council decides on all matters submitted to it by either or both of the stockholders and resolves deadlocks among the Board of Directors. We have transactions in the normal course of business with affiliated companies. For example, we purchase slab from Companhia Siderurgica de Tubarão, a subsidiary of both Companhia Vale do Rio Doce and JFE Steel Corporation. During 2003, we purchased $87,252,000 of slab from Companhia Siderurgica de Tubarão and $6,048,000 of slab from JFE Steel Corporation. We also hold a 4% interest in the common stock of Companhia Siderurgica de Tubarão.

We conducted arms-length negotiations with Companhia Siderurgica de Tubarão and JFE Steel Corporation in 2003. The Shareholders’ Agreement provides that we shall continuously purchase slabs from Companhia Siderurgica de Tubarão under terms and conditions as agreed upon by Companhia Siderurgica de Tubarão and us. The executive officer negotiating the market price for the steel slab was our Executive Vice President—Finance & CFO.

We chartered vessels from Seamar Shipping Corporation (Seamar), in 2002 and prior years, a subsidiary of Companhia Vale do Rio Doce, for the ocean transfer of slab to the Port of Los Angeles. During 2003 we did not charter any vessels from Seamar, in 2002, we incurred $574,000 in charter fees from Seamar for its services. The Shareholders’ Agreement provided that we would charter vessels from Seamar. We entered into a 15-year contract with Seamar for shipping services that expired on May 29, 2000, which was then extended to December 31, 2001. We do not currently have a contract with Seamar or any other carrier. The executive officer responsible for negotiating the price for shipping services was our Executive Vice President—Finance & CFO.

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

Item 14.	Principal Accounting Fees and Services

Aggregate Fees Billed by Principal Accountants in the Past Two Years.

	2003	2002
KPMG, LLP
Audit Fees	$—	$120,000
Audit Related Fees	$16,700	$31,000
Tax Fees	$199,035	$207,070
Other Fees	$—	$7,200
PricewaterhouseCoopers, LLP
Audit Fees	$130,000
Audit Related Fees	$21,000
Tax Fees	$—
Other Fees	$—

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and (2) Financial Statements:

The following consolidated financial statements and schedule of the Registrant are included in response to Item 8 of this Report:

1. Consolidated Financial Statements:

All other schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(b) Reports on Form 8-K, filed during the last quarter of 2003:

1.	Form 8-K filed on October 14, 2003

Item 9 Regulation FD Disclosure

Item 12. Use of Non-GAAP Financial Measures

Third Quarter Financial Results disclosed in Press Release

(c) Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (6)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (6)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series B note.(1)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Lending Institutions from time to time party thereto as lenders, BankBoston, N.A., in its capacity as Loan and Collateral Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC, as the Arrangers.(1)

10.2	Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia Siderurgica de Tubarão, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of December 11, 1986, Memorandum of Agreement No. MA-04, dated as of December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of December 11, 1996.(1)

10.3	Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

10.4	The Burlington Northern and Santa Fe Railway Company BNSFC 302606 Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad Company.(1)

10.5	Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of California, National Association.(1)

10.6	Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser Steel Land Development, Inc.(1)

10.7	Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.(1)

10.8	A 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental Protection Agency, Department of Toxic Substances Control.(1)

10.9	Purchase Agreement dated March 30, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.10	Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.11	Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(2)

10.12	First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(2)

10.13	Amendment to Supplemental Executive Retirement Plan, dated October 10, 2000, between the Registrant and James E. Declusin.(3)

10.14	Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the Registrant and Brett J. Guge.(3)

Exhibit No.	Description

10.15	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company (4)

10.16	Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (5)

10.17	Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks. (5)

10.18	Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks. (7)

10.19	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 2 Regulated Transportation Contract, dated as of September 4, 2002, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company.

10.20	Sixth Amendment, dated as of July 17, 2003, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks.

10.21	Supplemental Executive Retirement Plan, dated as of January 16, 2003, between the Registrant and James L. Wilson

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statement of Computation of Ratio of EBITDA to Interest Expense.

16.1	Letter from KPMG to the Securities and Exchange Commission, dated December 19, 2002 (8).

21.1	Subsidiaries of the Registrant.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2002.

Report of Independent Auditors

To the Board of Directors and Shareholders of

California Steel Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of California Steel Industries, Inc. and its subsidiary (the “Company”) at December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California

February 23, 2004

Independent Auditors’ Report

The Board of Directors

California Steel Industries, Inc.:

We have audited the accompanying consolidated balance sheet of California Steel Industries, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Steel Industries, Inc. and subsidiary as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2a, the Company has restated its 2002 consolidated financial statements.

/s/    KPMG LLP

Orange County, California

January 17, 2003

California Steel Industries, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2003 and 2002

(Dollars in thousands except for share amounts)

	2003	2002 (restated - see note 2)
Assets
Current assets
Cash and cash equivalents (Note 2)	$42,647	$2,891
Trade accounts receivable, less allowance for doubtful receivables of $400 and $300 in 2003 and 2002, respectively	50,206	67,640
Inventories (Note 3)	136,812	190,709
Deferred income taxes (Note 11)	463	3,138
Other receivables and prepaid expenses	4,191	3,081

Total current assets	234,319	267,459
Investment in affiliated company (Notes 6 and 9)	36,753	36,765
Other assets	2,661	2,897
Property, plant and equipment, net (Note 4)	233,612	245,193

Total assets	$507,345	$552,314

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (Note 9)	$42,337	$71,872
Accrued interest expense (Note 7)	3,252	3,414
Accrued utilities	3,303	4,305
Income taxes payable (Note 11)	1,982	2,774
Deferred rent	4,432	3,113
Other accrued expenses (Notes 10 and 12)	6,646	6,214

Total current liabilities	61,952	91,692

Long-term debt (Note 7)	150,000	163,000
Deferred income taxes (Note 11)	54,573	50,468
Commitments and contingencies (Notes 5, 7, 9, 10, 11 and 12)
Redeemable preferred stock (Note 8)
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Stockholders’ equity (Note 8)
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; issued none	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; issued none	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	200,820	207,154

Total stockholders’ equity	210,820	217,154

Total liabilities and stockholders’ equity	$507,345	$552,314

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Net sales	$763,556	$754,355	$640,390
Cost of sales (Note 9)	719,935	657,085	612,713

Gross profit	43,621	97,270	27,677
Selling, general and administrative expenses (Note 12)	25,607	26,013	23,350
(Gain) loss on disposition of property, plant and equipment	114	(492)	802

Income from operations	17,900	71,749	3,525
Other income (expense)
Equity in income of affiliate (Note 6)	1,950	150	1,274
Interest expense, net (Note 7)	(13,120)	(14,127)	(16,316)
Other, net	85	367	4,200

Income (loss) before income tax expense (benefit)	6,815	58,139	(7,317)
Income tax expense (benefit) (Note 11)	2,271	23,138	(3,606)

Net income (loss)	4,544	35,001	(3,711)
Preferred dividends declared and paid	(8,909)	(14,284)	(3,000)

Net income (loss) available to common stockholders	$(4,365)	$20,717	$(6,711)

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share amounts)

	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2000 (restated—see note 2)	$10,000	$196,909	$206,909
Net loss for the year ended December 31, 2001	—	(3,711)	(3,711)
Cash dividends (Note 8)
Class C preferred stock, $1,000 on 3,000 shares	—	(3,000)	(3,000)

Balance at December 31, 2001 (restated—see note 2)	10,000	190,198	200,198
Net income for the year ended December 31, 2002	—	35,001	35,001
Cash dividends (Note 8)
Class C preferred stock, $4,761 on 3,000 shares	—	(14,284)	(14,284)
Common stock, $3,761 on 1,000 shares	—	(3,761)	(3,761)

Balance at December 31, 2002 (restated—see note 2)	10,000	207,154	217,154
Net income for the year ended December 31, 2003	—	4,544	4,544
Cash dividends (Note 8)
Class C preferred stock, $2,970 on 3,000 shares	—	(8,909)	(8,909)
Common stock, $1,969 on 1,000 shares	—	(1,969)	(1,969)

Balance at December 31, 2003	$10,000	$200,820	$210,820

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$4,544	$35,001	$(3,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	28,660	28,827	30,204
(Gain) loss on disposition of property, plant and equipment	114	(492)	802
Undistributed earnings of affiliate	(1,950)	(150)	(1,274)
Dividends received from affiliate	1,962	567	243
Changes in assets and liabilities
Trade accounts receivable, net	17,434	(16,103)	8,461
Inventories	53,897	(54,560)	82,430
Other receivables and prepaid expenses	(1,485)	4,025	1,973
Accounts payable	(29,535)	41,394	(35,030)
Accrued interest expense	(162)	2	(913)
Other accrued expenses and deferred rent	(43)	5,993	(3,140)
Deferred income taxes	6,780	3,791	3,918

Net cash provided by operating activities	80,216	48,295	83,963

Cash flows from investing activities
Additions to property, plant and equipment	(16,484)	(20,812)	(14,753)
Proceeds (disposal costs) from sale of property, plant and equipment	(98)	701	—

Net cash used in investing activities	(16,582)	(20,111)	(14,753)

Cash flows from financing activities
Net repayments under line of credit agreement with banks	(13,000)	(16,000)	(60,000)
Dividends paid	(10,878)	(18,045)	(3,000)

Net cash used in financing activities	(23,878)	(34,045)	(63,000)

Net increase (decrease) in cash and cash equivalents	39,756	(5,861)	6,210
Cash and cash equivalents at beginning of year	2,891	8,752	2,542

Cash and cash equivalents at end of year	$42,647	$2,891	$8,752

Supplemental disclosures of cash flow information
Cash paid (received) during the year for
Interest (net of amount capitalized)	$13,454	$13,885	$17,475
Income taxes	$(3,718)	$14,576	$(7,682)

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

1. Organization and Nature of Operations

California Steel Industries, Inc. and subsidiary (the “Company”) was incorporated in the state of Delaware on November 3, 1983. Its stockholders consist of two U.S. companies, JFE Steel USA, Inc. (formerly Kawasaki Steel Holdings (USA), Inc.), a Delaware corporation, and Rio Doce Limited, a New York corporation, which each own 50% of the stock of the Company. From its site in Fontana, California, the Company manufactures a wide range of flat rolled steel products, including hot rolled, cold rolled, and galvanized coil and sheet. The Company also produces electric resistant weld pipe.

2. Summary of Significant Accounting Policies

a) Restatement of Previously Issued Financial Statements

The accompanying consolidated financial statements for each of the two years in the period ended December 31, 2002 have been revised from those originally issued by the Company to reflect the classification of the Company’s Class C redeemable preferred stock outside of permanent equity. The impact of this revision, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (amounts in thousands):

Consolidated Balance Sheet

	December 31, 2002
	As reported	As revised
Redeemable preferred stock	$—	$30,000
Total stockholders’ equity	247,154	217,154

Consolidated Statement of Stockholders’ Equity

	As reported		As revised
	Preferred Stock	Total Stockholders’ Equity	Preferred Stock	Total Stockholders’ Equity
Balance at December 31, 2002	$30,000	$247,154	—	$217,154

b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

c) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

d) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

e) Investment in Affiliated Company

Investment in affiliated company consists of 4% of the common stock of Companhia Siderúrgica de Tubarão (“CST”), a Brazilian semi-finished steel slab and hot-rolled steel manufacturer. The investment is accounted for by the equity method, since combined investments in CST by the Company and certain other related companies allow for significant influence over the financing and operating activities of CST. The Company’s share of earnings or losses from this investment is reflected in other income (expense) in the accompanying consolidated statements of operations. Dividends are credited against the investment when received. The excess of the Company’s share of the net assets of CST over the cost of the common stock was amortized straight-line over a five-year period and was fully amortized as of December 31, 2001.

2.	Summary of Significant Accounting Policies (Continued)

f) Deferred Financing Costs

Costs related to the issuance of debt are deferred and amortized on a straight-line basis over the terms of the respective debt issues.

g) Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciation is computed on the straight-line method over the estimated useful lives of the respective assets as follows:

Plant and equipment	3 to 25 years
Plant refurbishment costs	10 years

Assets under construction are not depreciated until placed into service. Ordinary repairs and maintenance are charged to operating costs.

h) Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

i) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against the deferred tax asset for amounts which are not considered “more likely than not” to be realized.

2.	Summary of Significant Accounting Policies (Continued)

j) Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures are capitalized if they meet one of the following criteria: (1) extend the useful life, increase the capacity, or improve the safety or efficiency of property, (2) mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities, (3) incurred in preparing property currently held for sale. The Company accrues for costs associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change (see Note 10). Costs of future expenditures for environmental remediation obligations are not discounted to their present value

k) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

l) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt of similar maturities. The carrying amounts and fair values of financial instruments at December 31, 2003 and 2002 are listed as follows (dollars in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$150,000	$157,500	$150,000	$151,125
Notes payable	—	—	13,000	13,000

2.	Summary of Significant Accounting Policies (Continued)

m) Revenue Recognition

The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment and title has transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery and title has transferred to the customer.

n) Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46, as amended in December 2003, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities considered to be a special purpose entity (“SPE”) in which an enterprise holds a variable interest that it acquired before February 1, 2003. For non-SPE variable purpose entities acquired before February 1, 2003, the interpretation must be adopted no later than the first interim or annual reporting period ending after March 15, 2004. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of this interpretation is not expected to have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity” (SFAS No. 150). This pronouncement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liability and equity. SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement did not have any impact on the Company’s consolidated financial position or consolidated results of operations.

o) Reclassifications

Certain prior years amounts have been reclassified to conform with the current year presentation.

3.	Inventories

Inventories at December 31, 2003 and 2002 consist of the following (dollars in thousands):

	2003	2002
Finished goods	$17,562	$18,283
Work in process	29,236	24,473
Raw materials	81,923	142,008
Supplies	8,091	5,945

Total inventories	$136,812	$190,709

4.	Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31, 2003 and 2002 (dollars in thousands):

	2003	2002
Land	$17,682	$17,682
Plant and equipment	487,490	476,138
Plant refurbishment costs	22,220	22,220
Construction in progress	4,525	13,734

	531,917	529,774
Less accumulated depreciation	(298,305)	(284,581)

Total property, plant and equipment	$233,612	$245,193

Capitalized interest was $52,000, $319,000 and $118,000 for 2003, 2002 and 2001, respectively.

5.	Leases

The Company is obligated under various leases for equipment that expire at various dates during the next five years. At December 31, 2003, the future minimum lease payments under noncancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

Year Ending December 31:
2004	$8,088
2005	2,883
2006	4,644
2007	4,863
2008	5,965
Thereafter	—

$26,443

Lease expense totaled approximately $5,687,000, $6,260,000 and $6,320,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.	Investment in Affiliated Company

The investment in the net assets of CST accounted for under the equity method amounted to $36,753,000 and $36,765,000 at December 31, 2003 and 2002, respectively.

The Company and its shareholders purchased their investment in CST at a premium over the market price of the shares, which premium was paid in order to obtain influence over CST. The unamortized portion of the excess of the Company’s share of net assets over the cost of the common stock was $650,000 at December 31, 2000 and such amount was fully amortized as of December 31, 2001.

The Company received $1,962,000, $567,000 and $243,000 in dividends from CST during the years ended December 31, 2003, 2002 and 2001, respectively.

6.	Investment in Affiliated Company (Continued)

Summarized balance sheet information at September 30, 2003 and 2002 of the Company’s equity-method investee is as follows (dollars in thousands):

	2003	2002
Current assets	$403,040	$360,595
Property, plant and equipment	2,832,081	2,868,851
Other assets	138,423	152,234
Current liabilities	410,818	381,767
Long-term liabilities	581,106	600,666

Summarized statement of operations information of the Company’s equity-method investee, calculated for the period during which the Company had investments in such investee, is as follows (dollars in thousands):

	2003	2002	2001
Net sales	$962,224	$684,364	$641,302
Gross profit	336,689	102,697	95,015
Net income and comprehensive income	100,943	61,982	25,975

7.	Notes Payable and Long-Term Debt

In March 1999, the Company entered into a five-year revolving credit facility (the “Facility”) with a syndicate of three financial institutions. The Facility provided for an aggregate principal amount of up to $130,000,000, including a $25,000,000 sublimit for letters of credit, subject in all respects to a borrowing base coverage requirement. The Company drew a substantial portion of the advances available under the Facility on the closing date to repay advances under its previously existing credit agreement.

On June 30, 2003, the Facility was amended with the then existing syndication of four financial institutions for an aggregate principal amount of up to $110,000,000. The term of the Facility was also extended for a period of three years expiring on June 30, 2006.

Under the Facility, a commitment fee is applied on the average daily undrawn portion of the commitments at a rate equal to the applicable margin. The applicable margin in effect from time to time will range from 0.200% to 0.500%, based upon the leverage ratio. The Facility is secured by a first priority security interest in cash and cash equivalents, accounts receivable, inventories and other assets.

7.	Notes Payable and Long-Term Debt (Continued)

At the Company’s election, the amounts advanced under the facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is generally payable monthly and any accrued interest and principal is due and payable in June 2006. As of December 31, 2003, there were no outstanding borrowings and as of December 31, 2002, outstanding borrowings of $10,000,000 consisted of advances payable at the Eurodollar rate, which was 2.44%. As of December 31, 2002 outstanding borrowings of $3,000,000 consisted of advances payable at the base rate, which was 4.25%. The Company had $100,163,000 of borrowings available under the Facility as of December 31, 2003.

Additional fees amounting to $375,000 were incurred to extend the term of the Facility. This and the remaining fees are being amortized over the term of the life of the loan. The unamortized amount of the financing costs was approximately $416,000 at December 31, 2003.

The Facility requires that the Company maintain certain financial ratios and other financial covenants. The Company was in compliance with all such covenants at December 31, 2003.

In April 1999, the Company issued an aggregate principal amount of $150,000,000 unsecured senior notes (the “Senior Notes”). The Senior Notes are due in April 2009, carry an 8.5% coupon rate and are redeemable by the Company beginning on April 1, 2004. Interest is payable semi-annually on each April 1 and October 1, commencing October 1, 1999. The notes are senior in right of payment to all of the Company’s subordinated indebtedness and equal in right of payment to all of the Company’s existing and future indebtedness that is not by its terms subordinate to the Senior Notes. The indenture governing the Senior Notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of its subsidiary, engage in transactions with affiliates, and consolidate, merge, or transfer all or substantially all of the Company’s assets and the assets of its subsidiary on a consolidated basis. The Company was in compliance with all such covenants at December 31, 2003. Proceeds from the Senior Notes were used to repay in full the then existing long-term debt. The unamortized portion of the related financing costs was approximately $2,245,000 at December 31, 2003.

7.	Notes Payable and Long-Term Debt (Continued)

Long-term debt at December 31, 2003 and 2002 consisted of the following (dollars in thousands):

	2003	2002
Senior Notes bearing interest at 8.5%, interest payable semi-annually, due April 2009	$150,000	$150,000
Notes payable to banks consist of amounts advanced under a $130,000,000 (amended to $110,000,000 at June 2003) revolving credit facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable monthly and any accrued interest and principal are due and payable in full in June 2006	—	13,000

Long-term debt	$150,000	$163,000

8.	Redeemable Preferred Stock and Stockholders’ Equity

The Class A, B and C preferred stock is redeemable by the Company at its option, in whole or in part, at par value. The Class C preferred stock has been classified outside of equity as the preferred stockholders control a majority of the board of directors and therefore control the redemption rights.

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

During the years ended December 31, 2003, 2002 and 2001, $10,878,000, $18,045,000 and $3,000,000, respectively, in dividends were declared and paid.

9.	Related Party Transactions

The Company has transactions in the normal course of business with affiliated companies. The Company is 50% owned by JFE Steel USA Inc., a subsidiary of JFE Steel, a Japanese corporation, and 50% owned by Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce (“CVRD”), a Brazilian corporation.

The Company purchases steel slab from CST, an investee, and JFE Steel. In 2001 and part of 2002, the Company chartered vessels from Seamar Shipping Corporation, a subsidiary of CVRD, for the ocean transfer of slab from Brazil to the Port of Los Angeles. In 2001, the Company also contracted with Rio Doce Pasha Terminal (“RDPT”), a joint venture of CVRD, to unload ocean cargo from ships in the Port of Los Angeles. CVRD sold its interest in RDPT in November 2001. As such, after November 2001, RDPT is no longer considered a related party. The following represents amounts paid to the various affiliated companies for the years ended December 31 (dollars in thousands):

	2003	2002	2001
CST	$87,252	$128,976	$116,254
JFE Steel	6,048	5,664	—
Rio Doce Pasha Terminal	—	—	17,254
Seamar Shipping Corporation	—	574	13,003

At December 31, 2003 and 2001, the Company owed affiliated companies $12,611,000 and $17,372,000, respectively, for goods and services. At December 31, 2002, no amounts were owed to affiliated companies.

10.	Commitments and Contingencies

At December 31, 2003, the Company is committed, in the form of open purchase orders, to purchase approximately $109,709,000 in steel slabs and other commitments, of which $25,781,000 is from related parties.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacture of its products, such as electricity and natural gas. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, they are not accounted for as a derivative.

10.	Commitments and Contingencies (Continued)

The Company has been contacted by various governmental agencies regarding specified environmental matters at its operating facility in Fontana, California. During September 1990, the Company reached a preliminary agreement with the California Regional Department of Health Services, which allows the Company to draft its own remediation agreement and move forward with its own plan of action at its operating facility. In November 1992, the Company entered into a Voluntary and Enforceable Agreement (the “Agreement”) with the California Department of Toxic Substances Control which sets forth certain terms and conditions related to the remediation of hazardous substances at the Company’s operating facility. The Agreement also preserves the Company’s right as to future assignment and apportionment of costs to other parties.

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other accrued expenses in the 2003 and 2002 consolidated financial statements. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

11.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 consists of the following (dollars in thousands):

	2003	2002	2001
Current:
Federal	$(3,393)	$16,296	$(6,756)
State	(1,116)	3,051	(768)

	(4,509)	19,347	(7,524)

Deferred:
Federal	5,840	2,781	4,690
State	940	1,010	(772)

	6,780	3,791	3,918

	$2,271	$23,138	$(3,606)

Actual tax expense (benefit) varies from the “expected” tax expense (benefit) (computed by applying the U.S. federal statutory tax rate of 35% to income (loss) before income tax expense (benefit)) as follows (dollars in thousands):

	2003	2002	2001
Computed “expected” tax expense (benefit)	$2,385	$20,349	$(2,561)
State income taxes, net of federal benefit	412	3,363	(221)
State manufacturing investment credit, net of federal benefit	(526)	(724)	(780)
Other	—	150	(44)

	$2,271	$23,138	$(3,606)

11.	Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows (dollars in thousands):

	2003	2002
Deferred tax assets:
Inventory	$565	$1,885
State taxes	1,997	1,729
Allowance for doubtful accounts	175	132
Accrued expenses	1,861	1,861
Net operating loss carryforward	971	971
Other	26	65

Total gross deferred tax assets	5,595	6,643
Less valuation allowance	—	—

Net deferred tax assets	5,595	6,643

Deferred tax liabilities:
Property, plant and equipment	(54,567)	(50,884)
Undistributed earnings of affiliate	(2,129)	(2,135)
Other	(3,009)	(954)

Total gross deferred tax liabilities	(59,705)	(53,973)

Net deferred tax liabilities	$(54,110)	$(47,330)

Based on the Company’s historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 2003. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless, certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits.

At December 31, 2003, the Company has net operating loss carry forwards for state income tax purposes of $10,986,000, which are available to offset future state taxable income through 2006.

12.	Employee Benefit and Retirement Plans

a) 401(k) Plan

The Company maintains a 401(k) savings plan (the “401(k) Plan”), a tax qualified cash or deferred tax arrangement defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan provides the participants with benefits upon retirement, death, disability or termination of employment with the company. Employees are eligible to participate in the salary reduction portion of the 401k Plan on the first day of the calendar month following their date of hire. Participants may authorize the Company to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed the legally permissible limits. The 401(k) Plan provides for the Company’s discretionary matching and profit sharing contributions. The Company currently matches 100% of the first 4% of the participant’s deferral under the 401(k) Plan and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Participants are immediately 100% vested in both their contributions and Company contributions plus actual earnings and losses thereon. Company contributions are accrued as participant contributions are withheld and are paid in full to the trustee of the 401(k) Plan on a pay period basis. Each year the Company may elect to make additional contributions to the 401(k) Plan. This discretionary employer contribution, if the Company makes it, is allocated to each participants account based on the participants compensation for the year relative to the compensation of all the participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Plan expense for the three years ended December 31, 2003, 2002 and 2001 was approximately $2,247,000, $2,235,000 and $2,198,000, respectively.

b) Profit Sharing Plan

The Company sponsors a profit sharing plan under which contributions are established based on a pool amount, equal to 8% of the Company’s income before taxes, gain or loss on disposition of fixed assets, and equity in income (loss) of affiliate. The basis for determining the profit sharing pool is subject to review and approval of the Company’s board of directors. The employee’s share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2003 and 2002 was $891,000 and $5,215,000, respectively. The Company did not incur any profit sharing expense for the year ended December 31, 2001.

13.	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2003 and 2002 is as follows (dollars in thousands):

	Quarter
	1st	2nd	3rd	4th	Total
2003:
Net sales	$198,829	$181,574	$191,215	$191,938	$763,556
Gross profit	20,259	7,793	1,577	13,992	43,621
Income (loss) from operations	11,972	2,412	(4,141)	7,657	17,900
Net income (loss)	5,364	20	(3,955)	3,115	4,544
Redeemable preferred stock, as reported (1)	—	—	—	30,000
Redeemable preferred stock, as adjusted (1)	30,000	30,000	30,000	30,000
Total Stockholders’ Equity, as reported (1)	246,518	246,538	237,705	210,820
Total Stockholders’ Equity, as adjusted (1)	216,518	216,538	207,705	210,820
2002:
Net sales	$157,512	$188,554	$195,812	$212,477	$754,355
Gross profit	11,810	29,087	29,029	27,344	97,270
Income from operations	6,359	23,106	23,169	19,115	71,749
Net income	1,822	11,422	11,877	9,880	35,001
Redeemable preferred stock, as reported (1)	—	—	—	—
Redeemable preferred stock, as adjusted (1)	30,000	30,000	30,000	30,000
Total Stockholders’ Equity, as reported (1)	232,020	232,019	237,274	247,154
Total Stockholders’ Equity, as adjusted (1)	202,020	202,019	207,274	217,154

(1)	The Company reclassified its Class C preferred stock outside of equity due to the fact that the holders of such stock control its redemption rights. Previously, the Company included the $30 million of its Class C preferred stock within equity. Amounts previously reported during the quarters have been adjusted to conform to this presentation.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		Deductions to Reserve	Balance at End of Period
		Charged to Costs and Expenses	Charged to other accounts
Year ended December 31, 2003 A/R Allowance	$300,000	$322,859	$—	$(222,859)	$400,000
Year ended December 31, 2002 A/R Allowance	600,000	1,204,041	—	(1,504,041)	300,000
Year ended December 31, 2001 A/R Allowance	600,000	270,297	—	(270,297)	600,000

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2004

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ VICENTE B. WRIGHT

Vicente B. Wright, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICENTE B. WRIGHT Vicente B. Wright	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2004

/s/ RICARDO BERNARDES Ricardo Bernardes	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2004

/s/ TATSUHIKO HAMAMOTO Tatsuhiko Hamamoto	Director	March 5, 2004

/s/ TOSHIHIRO KABASAWA Toshihiro Kabasawa	Director	March 5, 2004

/s/ DALTON NOSE Dalton Nose	Director	March 5, 2004

/s/ FRANCISCO PÓVOA Francisco Póvoa	Director	March 5, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (6)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (6)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series B note.(1)

4.3	Sharehsolders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Lending Institutions from time to time party thereto as lenders, BancBoston, N.A., in its capacity as Loan and Collateral Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC, as the Arrangers.(1)

10.2	Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia Siderurgica de Tubarão, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of December 11, 1986, Memorandum of Agreement No. MA-04, dated as of December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of December 11, 1996.(1)

10.3	Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

10.4	The Burlington Northern and Santa Fe Railway Company BNSFC 302606 Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad Company.(1)

10.5	Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of California, National Association.(1)

10.6	Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser Steel Land Development, Inc.(1)

10.7	Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.(1)

10.8	A 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental Protection Agency, Department of Toxic Substances Control.(1)

10.9	Purchase Agreement dated March 30, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.10	Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.11	Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(2)

10.12	First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(2)

10.13	Amendment to Supplemental Executive Retirement Plan, dated October 10, 2000, between the Registrant and James E. Declusin.(3)

10.14	Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the Registrant and Brett J. Guge.(3)

10.15	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company (4)

10.16	Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (5)

10.17	Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks. (5)

10.18	Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks. (7)

10.19	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 2 Regulated Transportation Contract, dated as of September 4, 2002, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company.

10.20	Sixth Amendment, dated as of July 17, 2003, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks.

10.21	Supplemental Executive Retirement Plan, dated as of January 16, 2003, between the Registrant and James L. Wilson

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

12.2	Statement of Computation of Ratio of EBITDA to Interest Expense.

16.1	Letter from KPMG to the Securities and Exchange Commission, dated December 19, 2002 (8).

21.1	Subsidiaries of the Registrant.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 8-K, filed with the Securities and Exchange Commission on December 19, 2002.