Form 10-Q
period 2004-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2004-04-28
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of April 28, 2004, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of March 31, 2004	As of December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,059	$42,647
Trade accounts receivable, less allowance for doubtful receivables of $400 at March 31, 2004 and December 31, 2003	68,325	50,206
Inventories	157,101	136,812
Deferred income taxes	463	463
Other receivables and prepaid expenses	3,878	4,191

Total current assets	265,826	234,319

Investment in affiliated company	37,138	36,753
Other assets	2,572	2,661
Property, plant and equipment, net	229,024	233,612

Total assets	$534,560	$507,345

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Current installments of long-term debt	$17,860	$—
Accounts payable	58,294	42,337
Accrued interest expense	323	3,252
Accrued utilities	4,364	3,303
Income taxes payable	3,119	1,982
Deferred rent	848	4,432
Other accrued expenses	5,540	6,646

Total current liabilities	90,348	61,952

Long-term debt	150,000	150,000

Deferred income taxes	54,573	54,573

Commitments and Contingencies (Note 6)	—	—

Redeemable Preferred Stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000

Stockholders’ equity:
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	199,639	200,820

Total stockholders’ equity	209,639	210,820

Total liabilities, redeemable preferred stock and stockholders’ equity	$534,560	$507,345

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)
Net sales	$233,064	$198,829
Cost of sales	212,658	178,570

Gross profit	20,406	20,259

Selling, general and administrative expenses	6,338	8,132
Gain on disposition of property, plany & equipment	(3)	—

Income from operations	14,071	12,127

Other income (expense)

Loss on redemption of 8.50% Senior Notes	(9,025)	—
Equity in income of affiliate	1,258	332
Interest expense, net	(3,303)	(3,563)
Other, net	86	—

Income before income tax expense	3,087	8,896

Income tax expense	1,268	3,532

Net income	1,819	5,364

Preferred dividends declared and paid	(3,000)	(3,375)

Net income (loss) available to common stockholders	$(1,181)	$1,989

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$1,819	$5,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,809	7,033
Loss on redemption of 8.50% Senior Notes	9,025	—
Gain on sale of property, plant & equipment	(3)	—
Undistributed earnings of affiliate	(1,258)	(332)
Change in assets and liabilities:
Trade accounts receivable, net	(18,119)	1,349
Inventories	(20,289)	13,833
Other receivables and prepaid expenses	313	455
Accounts payable	14,866	(30,367)
Income taxes payable	1,137	2,417
Accrued interest expense	(2,929)	(3,111)
Accrued utilities and other accrued expenses	(3,629)	1,245

Net cash used in operating activities	(12,258)	(2,114)

Cash flows from investing activities:

Additions to property, plant and equipment	(2,080)	(6,160)
Dividends received from affiliate	873	388
Proceeds from the sale of property, plant and equipment	3	—

Net cash used in investing activities	(1,204)	(5,772)

Cash flows from financing activities:
Net proceeds from issuance of 6.125% senior notes	148,125	—
Net borrowings under line-of-credit agreement with banks	—	15,000
Redemption of 8.50% senior notes	(132,140)	—
Premium on redemption of 8.50% senior notes	(6,111)	—
Dividends paid	(3,000)	(6,000)

Net cash provided by financing activities	6,874	9,000

Net increase (decrease) in cash and cash equivalents	(6,588)	1,114
Cash and cash equivalents at beginning of period	42,647	2,891

Cash and cash equivalents at end of period	$36,059	$4,005

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$6,159	$6,594
Income taxes	$131	$1,115

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of March 31, 2004 and December 31, 2003 (audited) and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2003 and 2002 contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2003. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results expected for the full year.

2. New Accounting Pronouncements

In January 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”) to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as a special-purpose entities or off-balance sheet structures), FIN 46R requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	March 31, 2004	December 31, 2003
	(unaudited)
	(In thousands)
Finished goods	$15,815	$17,562
Work-in-process	26,230	29,236
Raw materials	106,834	81,923
Other	8,222	8,091

Total	$157,101	$136,812

4. Investment in Affiliated Company

The investment in the net assets of CST accounted for under the equity method amounted to $37,138,000 and $36,753,000 at March 31, 2004 and December 31, 2003, respectively.

The Company received $873,000 and $389,000 in dividends from CST during the three months ended March 31, 2004 and 2003 respectively.

Summarized balance sheet information of the Company’s equity-method investee, as included in the accompanying financial statements, is as follows (dollars in thousands):

	March 31, 2004	December 31 2003
Current assets	$517,311	$403,040

Property, plant and equipment	2,812,208	2,832,081

Other assets	70,570	108,620

Current liabilities	410,472	410,818

Long-term liabilities	618,695	581,106

Summarized statement of operations information of the Company’s equity-method investee, calculated for the period during which the Company had investments in such investee, as included in the accompanying financial statements, is as follows (dollars in thousands):

	March 31, 2004	December 31 2003

Net sales	$321,700	$332,244

Gross profit	92,192	117,508

Net income and comprehensive income	68,306	53,459

5. Issuance of 6.125% Senior Notes due 2014.

On March 22, 2004, we issued an aggregate of $150,000,000 of ten-year, 6.125% unsecured senior notes due in 2014. Interest on these new senior is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after March 15, 2009. In addition, we may redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering.

With the proceeds of the 6.125% senior notes and cash on hand we retired the 8.50% senior notes due in 2009. Of the total $150,000,000, we redeemed $132,140,000 in March 2004, and the remaining $17,860,000, which will be redeemed in April 2004, is shown as current liability in our balance sheet at March 31, 2004.

6. Commitments and Contingencies

At March 31, 2004, the Company is committed, in the form of open purchase orders, to purchase approximately $104,752,000 in steel slabs and other commitments, of which $29,150,000 is from related parties.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other accrued expenses at March 31, 2004 and December 31, 2003 consolidated financial statements. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

7. Restatement.

At the time the Company prepared its financial statements for the year ended December 31, 2003, the Company reclassified its Class C redeemable preferred stock outside of permanent equity. The Class C preferred stock is redeemable by the Company at its option, in whole or in part, at par value. The Class C preferred stock has been classified outside of equity as the preferred stockholders control a majority of the board of directors and therefore control the redemption rights. This presentation is different from that included in the Company’s interim financial statements issued during 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” “will be,” “will continue,” “will likely result,” “could”, “should”, “would” and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

•	fluctuations in raw materials and freight prices as a result of changes in global steel consumption,

•	our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

•	because our board of directors consists of four members and is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in delays in making important business decisions and put us at a competitive disadvantage,

•	fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects, and

•	industry-wide market factors and general economic and business conditions.

Results of Operations

	Tons Billed Three months ended March 31,
	2004	2003
	(unaudited)
Hot Rolled	255,060	179,024
Cold Rolled	64,135	52,896
Galvanized	201,652	184,555
ERW Pipe	45,783	25,752

Total	566,630	442,227

Net sales. Net sales increased $34,235,000, or 17.2%, from $198,829,000 for the three months ended March 31, 2003 to $233,064,000 for the same period ended March 31, 2004. Due to strong market conditions, our billed tons also increased by 124,403 net tons, or 28.1%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. However, our unit prices decreased due to worse product mix, selling less value added products in the first quarter of 2004, compared to the first quarter of 2003. Our tonnage increase contributed approximately $55,094,000, offset by $20,281,000 for decreases in the unit prices and worse product mix.

Gross profit. Gross profit increased $147,000, or 0.7%, from $20,259,000 for the three months ended March 31, 2003 to $20,406,000 for the three months ended March 31, 2004. Gross profit as a percentage of net sales decreased from 10.2% for the three months ended March 31, 2003 to 8.8% for the same period in 2004, primarily as a result of an increase in our average slab consumption costs.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses decreased $1,794,000, or 22.1%, from $8,132,000 for three months ended March 31, 2003 to $6,338,000 for three months ended March 31, 2004, primarily due to lower compensation.

Loss on redemption of 8.50% senior notes. We incurred a loss of $9,025,000 from early redemption of our 8.50% senior notes due in 2009. We incurred premium costs of $6,870,000 and expensed the remaining unamortized issuance cost of $2,155,000 related to these senior notes. The redeemed senior notes were replaced by 10 year 6.125% senior notes issued in March 2004 and are due in 2014. By early redemption of our 8.50% senior notes and the issuance of 6.125% senior notes, there will be a reduction of over $3,562,000 in our interest cost annually.

Equity in income (loss) of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao (CST), which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the three months ended March 31, 2004, we recognized income from our investment in Companhia Siderurgica de Tubarao of $1,258,000 compared to $332,000 for the same period in 2003. We also received dividends from CST in the amount of $873,000 and $388,000 for the three months ended March 31, 2004 and 2003, respectively.

Interest expense, net. Interest expense decreased $260,000, or 7.3%, from $3,563,000 for the three months ended March 31, 2003 to $3,303,000 for the same period in 2004, as a result of a lower average outstanding debt during the first quarter of 2004. Interest expense figures are net of interest income together with capitalized interest of $67,000 for the three months ended March 31, 2004 and $141,000 for the same period in 2003.

Income taxes. Income tax decreased $2,264,000, from $3,532,000, for the three months ended March 31, 2003 to $1,268,000, for the three months ended March 31, 2004, as a result of lower income before income taxes of $3,087,000, for the three months ended March 31, 2004, compared to $8,896,000 for the same period last year. Our effective tax rate was 39.7% for three months ended March 31, 2003 compared to 41.1% for three months ended March 31, 2004. The change in effective tax rate was due to state manufacturers’ investment tax credits, “MIC”, of $185,000 for the three months ended March 31, 2003, compared to no MIC for the same period in 2004, as the MIC benefit was discontinued by the state effective January 1, 2004

Net income/loss. Net income for the three months ended March 31, 2004 was $1,819,000 compared to a net income of $5,364,000 for the three months ended March 31, 2003, a decrease of $3,545,000.

Certain prior years amounts have been reclassified to conform with the current year presentation. The amortization of our finance deferred costs previously included in “selling, general and administrative expenses” is now included in “interest expense, net.”

Liquidity and Capital Resources

At March 31, 2004, we had $36,059,000 in cash and cash equivalents and over approximately $107,000,000 in financing available under our credit facilities. During the three months ended March 31, 2004, cash flow from operations used $12,258,000, which consisted of generation of cash flow of $1,819,000 in net income, $6,809,000 in depreciation and amortization expense, $9,025,000 loss on redemption of our 8.50% senior notes due in 2009 and a net cash flow decrease of $28,650,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $20,289,000 increase in inventories, a $18,119,000 increase in trade accounts receivable, a $14,866,000 increase in payables. Cash flow from investing activities during the three months ended March 31, 2004 consisted of $2,080,000 of capital expenditures partially offset by dividend received from our affiliate in the amount of $873,000. Cash flows from financing activities during the three months ended March 31, 2004 consisted of net proceeds from issuance of our new 6.125% 2014 senior notes of $148,125,000, offset by partial redemption of our 8.50% senior notes of $132,140,000, plus premiums paid on early partial redemption of our 8.50% senior notes of $6,111,000. We also made a dividend payment of $3,000,000 on our preferred stock during the three month period ended March 31, 2004. During the three month period ended March 31, 2004, we also paid $6,094,000, representing payment of interest on our 8.50% senior notes due in 2009.

In March 1999, we entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. On June 30, 2003 this bank facility was amended with the bank group led by Bank of America, as an agent, Wells Fargo bank, Bank of Tokyo-Mitubishi and Mizuho Corporate bank to $110,000,000 for a new period of three years expiring on June 30, 2006. There were no amounts outstanding under this facility as of March 31, 2004. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Advances under this facility may be used for working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150,000,000 of ten-year, 6.125% senior unsecured notes due in 2014. With the proceeds of this issue and cash on hand we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after March 15, 2009. In addition, we may redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends on, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain of our subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries on a consolidated basis.

We currently have approximately $2,712,000 in material commitments for capital expenditures expected to be completed during fiscal 2004. These represent signed purchase orders for various production facility upgrades. Our total budget for capital improvements in 2004 is approximately $20,000,000.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2004. The Company was in compliance with all the bank covenants at the end of March 31, 2004.

Commitment and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of March 31, 2004:

Payments Due by Period

(amounts in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$167,860	$17,860			$150,000

Capital Lease Obligations	$—

Operating Leases	$26,336	$7,937	$7,565	$10,834

Purchase Obligations(1)	$137,386	$137,386

Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	$—

Total	$331,582	$163,183	$7,565	$10,834	$150,000

(1)	Relates to contractual commitments to purchase $104.8 million of steel slabs and assorted other contractual commitments.

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

Environmental reserve: We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is still in our other accrued expenses at March 31, 2004 in our consolidated financial statements. The California Department of Toxic Substances Control has not yet completed its review and approval of our plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

Revenue Recognition: The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment and the title has transferred to customer. For products shipped FOB destination, revenue is recognized at the time of delivery and the title has transferred to the customer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our $110,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

For fixed rate debt instruments such as our 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. As the new notes were issued on March 22, 2004, we believe that the interest rate on our 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 2.625% (including margin) and 4.000% respectively, at March 31, 2004. We estimate that the average amount of debt outstanding under the facility for fiscal year 2004 will be approximately $20.5 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $225,000 for the year.

We do not believe that the future market rate risk related to our 6.125% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

We require an average of approximately 38 megawatts of electricity demand in operating our equipment to produce our products. We participate in the direct access program whereby electricity customers can contract directly with energy service providers for energy, rather than utilizing the full-service bundled tariff from the local utility distribution company, Southern California Edison. Our direct access agreement generally has resulted in lower electricity costs than would otherwise be available via the applicable tariff from Southern California Edison. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kwh, is projected to result in additional costs for our electricity service of approximately $9,000,000 per year at our current production levels. Our electricity costs accounted for approximately 3.2% and 2.1% of our cost of goods sold for the three months period ending on March 31, 2004 and 2003 respectively.

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

We currently have in place agreements to hedge the price of approximately 60% of our natural gas requirements for the balance of 2004. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. Our natural gas costs accounted for approximately 3.2% and 4.7% of our cost of goods sold for the three months period ending on March 31, 2004 and 2003 respectively.

ITEM 4. CONTROLS AND PROCEDURES

For the period ending March 31, 2004 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of March 31, 2004, that there were no changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time in the ordinary course of business, subject to various pending or threatened legal actions. We believe that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES

(a) 8.50% Senior Notes due 2009

On March 19, 2004, a Supplemental Indenture to the Indenture dated April 6, 1999, governing our 8.50% Senior Notes due 2009, was approved by the holders thereof pursuant to the tender offer and consent solicitation described below in Item 4. The effect of the Supplemental Indenture was to amend or eliminate substantially all of the restrictive covenants and certain other related provisions of the Indenture, including certain events of default. The practical effect of the Supplemental Indenture is temporary as $132,150,000 of the notes have been paid pursuant to the tender offer ($132,140,000 on March 22, 2004 and $10,000 on April 5, 2004) and the remaining notes have been called for redemption as of April 21, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 8, 2004, we issued an Offer to Purchase and Consent Solicitation Statement to the holders of our outstanding 8.50% Senior Notes due 2009, offering to purchase such notes for $1,046.25 per $1,000 principal amount of the notes. The consideration offered included a consent payment of $30.00 per $1,000 principal amount of the notes payable to holders who tendered their notes and validly delivered their consents on or prior to March 19, 2004. The purpose of the consents was to authorize a Supplemental Indenture to the Indenture dated April 6, 1999, the governing document for the notes (see discussion in Item 2 above for the effect of the Supplement Indenture). The purpose of the Supplemental Indenture was to allow for the issuance of our 6.125% Senior Notes due 2014, the proceeds of which, together with cash on hand, were used to fund the tender and the redemption of the remaining 8.50% notes. Notes representing $132,140,000 of the aggregate $150,000,000 in notes outstanding, or 88.09%, tendered their notes and consents on or prior to March 19, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8.50% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series A note – 8.50% Senior Notes due 2009 (included in Exhibit 4.1).(1)

4.3	First Supplemental Indenture dated March 19, 2004 between the Registrant and U.S. Bank National Association, a national banking association, as successor Trustee to State Street Bank and Trust Company of California, N.A.

4.4	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.

4.5	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).

4.6	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(b) Reports on Form 8-K.

(1)	Form 8-K filed on January 27, 2004
Item 12. Use of Non-GAAP Financial Measures
2003 Financial Results disclosed in Press Release

(2)	Form 8-K filed on March 23, 2004
Item 9. Regulation FD Disclosure
Press Release announcing issuance of $150,000,000 6.125% Senior Notes due 2014.

(3)	Form 8-K filed on April 13, 2004
Item 12. Use of Non-GAAP Financial Measures
First Quarter 2004 Financial Results disclosed in Press Release

(4)	Form 8-K filed on April 15, 2004
Item 9. Regulation FD Disclosure
Management’s Prepared Comments for Investor Conference Call

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2004

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ Vicente B. Wright
Vicente B. Wright,
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8.50% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series A note – 8.50% Senior Notes due 2009 (included in Exhibit 4.1).(1)

4.3	First Supplemental Indenture dated March 19, 2004 between the Registrant and U.S. Bank National Association, a national banking association, as successor Trustee to State Street Bank and Trust Company of California, N.A.

4.4	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.

4.5	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).

4.6	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.