Form 10-Q
period 2004-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2004-07-26
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒    Yes  ☐    No

As of July 26, 2004, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of June 30, 2004	As of December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,098	$42,647
Trade accounts receivable, less allowance for doubtful receivables of $400 at June 30, 2004 and December 31, 2003	83,816	50,206
Inventories	169,791	136,812
Deferred income taxes	463	463
Other receivables and prepaid expenses	2,562	4,191

Total current assets	292,730	234,319

Investment in affiliated company	38,091	36,753
Other assets	2,677	2,661
Property, plant and equipment, net	228,277	233,612

Total assets	$561,775	$507,345

Liabilities, redeemable preferred stock and stockholders’ equity

Current liabilities:
Accounts payable	$52,234	$42,337
Accrued interest expense	2,620	3,252
Accrued utilities	4,238	3,303
Income taxes payable	21,099	1,982
Deferred rent	1,944	4,432
Other accrued expenses	9,126	6,646

Total current liabilities	91,261	61,952

Long-term debt	150,000	150,000

Deferred income taxes	54,573	54,573
Commitments and contingencies (Note 6)

Redeemable preferred stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000

Stockholders’ equity:
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000

Retained earnings	225,941	200,820

Total stockholders’ equity	235,941	210,820

Total liabilities, redeemable preferred stock and stockholders’ equity	$561,775	$507,345

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)
	2004	2003	2004	2003
Net sales	$288,495	$181,574	$521,559	$380,403

Cost of sales	235,841	173,781	448,499	352,351

Gross profit	52,654	7,793	73,060	28,052

Selling, general and administrative expenses (Gain) loss on disposition of PP&E	6,595 —	5,231 (5)	12,933 (3)	13,363 (5)

Income from operations	46,059	2,567	60,130	14,694

Other income (expense):

Loss on redemption of 8.50% senior notes	—	—	(9,025)	—
Equity in income of affiliate	953	428	2,211	760
Interest expense, net	(2,509)	(3,451)	(5,812)	(7,014)
Other, net	110	286	196	286

Income (loss) before income tax expense (benefit)	44,613	(170)	47,700	8,726

Income tax expense (benefit)	18,311	(190)	19,579	3,342

Net income	26,302	20	28,121	5,384

Preferred dividends declared and paid	—	—	(3,000)	(3,375)

Net Income available to common shareholders	$26,302	$20	$25,121	$2,009

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$28,121	$5,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,617	14,684
Loss on redemption of 8.50% senior notes	9,025	—
Gain on sale of property, plant & equipment	(3)	(5)
Undistributed earnings of affiliate	(2,211)	(760)
Changes in assets and liabilities:
Trade accounts receivable, net	(33,610)	(2,718)
Inventories	(32,979)	24,477
Other receivables and prepaid expenses	1,176	285
Accounts payable	9,810	(11,017)
Income taxes payable	19,117	2,198
Accrued interest expense	(632)	40
Accrued utilities and other accrued expenses	927	688

Net cash provided by operating activities	12,358	33,256

Cash flows from investing activities:

Additions to property, plant and equipment	(8,038)	(10,764)
Dividends received from affiliate	873	418
Proceeds from the sale of property, plant and equipment	3	5

Net cash used in investing activities	(7,162)	(10,341)

Cash flows from financing activities:
Net proceeds from issuance of 6.125% senior notes	148,125	—
Net borrowings under line-of-credit agreement with banks	—	(13,000)
Redemption of 8.50% senior notes	(150,000)	—
Premium on redemption of 8.50% senior notes	(6,870)	—
Dividends paid	(3,000)	(6,000)

Net cash used in financing activities	(11,745)	(19,000)

Net increase (decrease) in cash and cash equivalents	(6,549)	3,915
Cash and cash equivalents at beginning of period	42,647	2,891

Cash and cash equivalents at end of period	$36,098	$6,806

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$6,311	$6,743
Income taxes	$131	$1,145

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of June 30, 2004 and December 31, 2003 (audited) and for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2003. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results expected for the full year.

2. New Accounting Pronouncements

In January 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”) to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as a special-purpose entities or off-balance sheet structures), FIN 46R requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46R, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period ending after March 15, 2004. The adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	June 30, 2004	December 31, 2003
	(unaudited)
	(In thousands)
Finished goods	$21,730	$17,562
Work-in-process	25,980	29,236
Raw materials	113,996	81,923
Other	8,085	8,091

Total	$169,791	$136,812

4. Investment in Affiliated Company

The investment in the net assets of CST accounted for under the equity method amounted to $38,091,000 and $36,753,000 at June 30, 2004 and December 31, 2003, respectively.

The Company received $873,000 and $418,000 in dividends from CST during the six months ended June 30, 2004 and 2003 respectively.

Summarized balance sheet information of the Company’s equity-method investee, as included in the accompanying financial statements, is as follows (dollars in thousands):

	June 30, 2004	March 31, 2004
Current assets	$498,470	$517,311
Property, plant and equipment	2,784,188	2,812,208
Other assets	66,007	70,570
Current liabilities	331,950	410,472
Long-term liabilities	585,619	618,695

Summarized statement of operations information of the Company’s equity-method investee, calculated for the period during which the Company had investments in such investee, as included in the accompanying financial statements, is as follows (dollars in thousands):

	June 30, 2004	March 31, 2004

Net sales	$350,551	$321,700
Gross profit	135,986	92,192
Net income and comprehensive income	61,755	68,306

5. Issuance of 6.125% Senior Notes due 2014

On March 22, 2004, the Company issued an aggregate of $150,000,000 of ten-year, 6.125% unsecured senior notes due in 2014. Interest on these new senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of the Company’s subordinated indebtedness and equal in right of payment to all of the Company’s existing and future indebtedness that is not by its terms subordinated to the notes. The Company may redeem the notes at any time after March 15, 2009. In addition, the Company may redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering.

With the proceeds of the 6.125% senior notes and cash on hand, the Company retired the 8.50% senior notes due in 2009. Of the total $150,000,000, the Company redeemed $132,140,000 in March 2004, and the remaining $17,860,000, were redeemed in April 2004.

On June 24, 2004, the Company completed an exchange offer exchanging its unregistered 6.125% senior notes for 6.125% senior notes registered by the Company pursuant to a registration statement filed pursuant to the Securities Act of 1933.

6. Commitments and Contingencies

At June 30, 2004 the Company is committed, in the form of open purchase orders, to purchase approximately $211,343,000 in steel slabs, of which $35,200,000 is from related parties, and $33,412,000 in other commitments.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacture of its products, such as electricity and natural gas. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, they are not accounted for as derivatives.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in other accrued expenses at June 30, 2004 and December 31, 2003. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” “will be,” “will continue,” “will likely result,” “could”, “should”, “would” and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

•	fluctuations in raw materials and freight prices as a result of changes in global steel consumption,

•	our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

•	because our board of directors consists of four members and is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in delays in making important business decisions and put us at a competitive disadvantage,

•	fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects, and

•	industry-wide market factors and general economic and business conditions.

Results of Operations

	Tons Billed Three months ended June 30,		Tons Billed Six months ended June 30,
	2004	2003	2004	2003
Hot Rolled	235,858	196,485	490,918	375,509
Cold Rolled	62,019	44,892	126,154	97,788
Galvanized	181,569	166,845	383,221	351,400
ERW Pipe	50,515	39,173	96,298	64,925

Total	529,961	447,395	1,096,591	889,622

Net sales. Net sales increased $106,921,000 or 58.9% from $181,574,000 for the three months ended June 30, 2003 to $288,495,000 for the three months ended June 30, 2004. Year-to-date net sales rose $141,156,000 or 37.1%, from $380,403,000 for the six months ended June 30, 2003 to $521,559,000 for the six months ended June 30, 2004. Our net tons billed were higher by 82,566 or 18.5% from 447,395 for the three months ended June 30, 2003 to 529,961 for the same period in year 2004. Our year-to-date net tons billed were higher by 206,969 or 23.3%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Our unit prices increased for the three and six month periods ending June 30, 2004, compared to the same period in 2003. The increase in net sales for three and six months ending June 30, 2004 compared to the same period in 2003 is attributed to strong market conditions due to the increase in the worldwide demand for steel products. Our tonnage increase contributed $33,251,000 and $87,384,000 and our price increase contributed $75,157,000 and $60,538,000 for three and six months ending June 30, 2004, respectively. However, our product mix reduced our net sales by $749,000 and $5,449,000 for the three and six months ending June 30, 2004.

Gross profit. Gross profit increased $44,861,000 or 575.7% from $7,793,000 for the three months ending June 30, 2003 to $52,654,000 for the same period in 2004. Year-to-date gross profit increased $45,008,000, or 160.4%, from $28,052,000 for the six months ended June 30, 2003 to $73,060,000 for the six months ended June 30, 2004. Gross profit as a percentage of net sales increased from 4.3% for the three months ending June 30, 2003 to 18.3% for the three months ending June 30, 2004 and from 7.4% for the six months ended June 30, 2003 to 14.0% for the same period in 2004. Our gross profit increased as a result of higher sales prices and increased billed tons. These factors were partially offset by increases in slab consumption costs and higher salaries and wages, including profit sharing.

*Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses increased $1,364,000 or 26.1% from $5,231,000 for the three months ending June 30, 2003 to $6,595,000 for the three months ending June 30, 2004. Of the total increase $1,178,000 is attributed to higher salaries and wages, including profit sharing. However, our year-to-date SG&A expenses decreased $430,000, or 3.2%, from $13,363,000 for six months ended June 30, 2003 to $12,933,000 for six months ended June 30, 2004. This decrease is attributed to increases and decreases in various SG&A expenses.

Equity in income (loss) of affiliate. We maintain a 1.5% ownership interest in Companhia Siderurgica de Tubarao (CST), which is based on our ownership of 4.0% of its common stock. Our investment in Companhia Siderurgica de Tubarao is accounted for under the equity method of accounting. For the three and six months ended June 30, 2004, we recognized income from our investment in Companhia Siderurgica de Tubarao of $953,000 and $2,211,000, respectively, compared to income of $428,000 and $760,000 for the same periods in 2003. We received dividends from CST in the amount of $873,000 and $418,000 for the six months ended June 30, 2004 and 2003, respectively.

*Interest expense. Interest expense decreased $942,000 or 27.3% from $3,451,000 for three months ending June 30, 2003 to $2,509,000 for the same period in 2004. The year-to-date interest expense also decreased $1,202,000, or 17.1%, from $7,014,000 for the six months ended June 30, 2003 to $5,812,000 for the same period in 2004. The decrease in interest expense for six months ending June 30, 2004 resulted from lower interest rates on our 6.125% senior notes issued in March 2004 and a lower outstanding balance of our revolving line of credit. Interest expense figures are net of interest income and capitalized interest of $42,000 and $109,000 for the three and six months ending June 30, 2004 respectively compared to $14,000 of interest income and reversal of capitalized interest of $77,000 and interest income and capitalized interest of $52,000 for the same periods in 2003.

Income taxes. Income tax increased $18,501,000 from $190,000 of tax benefit for the three months ended June 30, 2003 to $18,311,000 of tax expense for the same period in 2004. Year-to-date income tax expense also increased $16,237,000 from $3,342,000 for the six months ended June 30, 2003, to $19,579,000 for the six months ended June 30, 2004. These increases reflect the increase in pretax income for the periods presented as discussed above. Our effective tax rate was 41.0% for three months ended June 30, 2004 and we had tax benefit for the same period in 2003. Our effective tax rate was 41.0% for six months ended June 30, 2004 compared to 38.3% for six months ended June 30, 2003. During the three and six months period ended June 30, 2003, our effective tax rate was influenced by State Manufacturers’ Investment Tax Credit (MIC) of $185,000 and $370,000 respectively. There was no State Manufacturers’ Investment Tax Credit (MIC) in 2004.

Net income. Net income for the three and six months ended June 30, 2004 was $26,302,000 and $28,121,000, respectively, compared to a net income of $20,000 and $5,384,000 for the same periods in 2003, an increase of $26,282,000 and $22,737,000 respectively.

*	Certain prior years amounts have been reclassified to conform to the current year presentation.

Liquidity and Capital Resources

At June 30, 2004, we had $36,098,000 in cash and cash equivalents and over $108,000,000 in financing available under our credit facilities. Operating results for the six months period generated $48,549,000 of cash (net income excluding depreciation and amortization, loss on redemption of 8.50% senior notes, gain on disposition of fixed assets and the undistributed earnings of our affiliate), which was offset by a $36,191,000 investment in working capital. The majority of working capital investment was attributable to a $33,610,000 increase in trade accounts receivable, a $32,979,000 increase in inventories, a $9,810,000 increase in trade accounts payable and $19,117,000 increase in income taxes payable. Cash flow from investing activities during the six months ended June 30, 2004 consisted of $8,038,000 of capital expenditures partially offset by dividend received from our affiliate in the amount of $873,000. Cash flows from financing activities during the six months ended June 30, 2004 consisted of net proceeds from issuance of our new 6.125% 2014 senior notes of $148,125,000, offset by the redemption of our 8.50% senior notes of $150,000,000, plus premiums paid on early redemption of our 8.50% senior notes of $6,870,000. We also made a dividend payment of $3,000,000 on our preferred stock during the six-month period ended June 30, 2004. During the six month period ended June 30, 2004, we also paid $6,178,000, representing payment of interest on our 8.50% senior notes due in 2009.

In March 1999, we entered into a $130,000,000 five-year bank facility. On June 30, 2003 this bank facility was amended with the bank group led by Bank of America, as an agent, Wells Fargo bank, Bank of Tokyo-Mitsubishi and Mizuho Corporate bank to $110,000,000 for a new period of three years expiring on June 30, 2006. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date There were no amounts outstanding under this facility as of June 30, 2004. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Advances under this facility may be used for working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150,000,000, ten-year, 6.125% senior unsecured notes due in 2014. With the proceeds of this issue and cash on hand we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after March 15, 2009. In addition, we may redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends on, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain of our subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries on a consolidated basis.

We currently have approximately $2,554,000 in material commitments for capital expenditures expected to be completed during fiscal 2004. These represent signed purchase orders for various production facility upgrades. Our total budget for capital improvements in 2004 is approximately $23,000,000.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2004. The Company was in compliance with all the bank covenants at the end of June 30, 2004.

Commitment and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of June 30, 2004:

Payments Due by Period

(Amounts in thousands)

	Total	Less Than 1 Year		1-3 Years		3-5 Years		More Than 5 Years
Long Term Debt	$150,000	$		$		$		$150,000
Capital Lease Obligations
Operating Leases	22,068		3,289		7,891		10,888
Purchase Obligations (1)	244,755		244,755
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP

Total	$416,823		$248,044		$7,891		$10,888	$150,000

(1)	Relates to contractual commitments to purchase $211,343,000 of steel slabs and $33,412,000 of assorted other contractual commitments.

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

Environmental Reserve: We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is still in our other accrued expenses at June 30, 2004 in our consolidated financial statements. The California Department of Toxic Substances Control has not yet completed its review and approval of our plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

For fixed rate debt instruments such as our 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. As the new notes were issued on March 22, 2004, we believe that the interest rate on our 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 2.875% (including margin) and

4.250% respectively, at June 30, 2004. We estimate that the average amount of debt outstanding under the facility for fiscal year 2004 will be approximately $7.4 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $74,000 for the year.

We do not believe that the future market rate risk related to our 6.125% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

We require an average of approximately 40 megawatts of electricity demand in operating our equipment to produce our products. While we continue to study all options for electricity procurement, we currently participate in the direct access program whereby electricity customers can contract directly with energy service providers for energy, rather than utilizing the full-service bundled tariff from the local utility distribution company, Southern California Edison. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kwh, is projected to result in additional costs for our electricity service of approximately $9,000,000 per year at our current production levels. Our electricity costs accounted for approximately 2.8% and 3.0% and 2.9% and 3.3% of our cost of goods sold for the three and six months period ending on June 30, 2004 and 2003 respectively.

For the first quarter of 2004, we purchased a fixed-price block of electricity covering about 25 percent of our energy requirements, with the remainder of requirements purchased at the floating spot market price. In an effort to manage risk effectively, we will continue to monitor the electricity forward market pricing for possible opportunities to lock in some physical supply volumes and prices for balance of 2004 and possibly 2005, if forward prices fall to more attractive levels against recent historical standards.

Natural gas is another major component of our energy needs. We generally utilize a daily average of about 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. For the last several years natural gas prices have experienced volatility. To stabilize such volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead, through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis.

We currently have in place agreements to hedge the price of approximately 60% of our natural gas requirements for the balance of 2004. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. Our natural gas costs accounted for approximately 2.8% and 3.0% and 4.0% and 4.4% of our cost of goods sold for the three and six months period ending on June 30, 2004 and 2003 respectively.

ITEM	4. CONTROLS AND PROCEDURES

For the period ending June 30, 2004 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of June 30, 2004 that there were no changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time in the ordinary course of business, subject to various pending or threatened legal actions. We believe that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES

On June 24, 2004, we completed an exchange offer whereby we exchanged our 6.125% Senior Notes due 2014 issued on March 22, 2004 which have not been registered under the Securities Act of 1933 ($150,000,000 aggregate principal amount outstanding) for 6.125% Senior Notes due 2014 which have been registered under the Securities Act of 1933. The registered notes were issued pursuant to a registration statement on Form S-4 filed with the Securities and Exchange Commission.

100% of the holders of unregistered notes tendered their notes for exchange. Holders of unregistered notes shall receive registered notes (CUSIP No. 13077QAE3) pursuant to the terms of the exchange offer as described in the Company’s Offer to Exchange and Prospectus dated May 18, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(3)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(3)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on April 13, 2004 Item 12. Results of Operations and Financial Condition 2003 Financial Results disclosed in Press Release

(2)	Form 8-K filed on April 15, 2004 Item 9. Regulation FD Disclosure Management’s Prepared Comments for Investor Conference Call

(3)	Form 8-K filed on May 20, 2004 Item 5. Other Disclosures Announcement of appointment of Masakazu Kurushima as Chief Executive Officer

(4)	Form 8-K filed on June 18, 2004 Item 9. Regulation FD Disclosure Press Release regarding extension of exchange offer expiration date

(5)	Form 8-K filed on June 25, 2004 Item 9. Regulation FD Disclosure Press Release regarding completion of exchange offer

(6)	Form 8-K filed on July 6, 2004 Item 9. Regulation FD Disclosure Announcement of appointment of Vicente Wright as Chairman of the Board of Directors

(7)	Form 8-K filed on July 13, 2004 Item 12. Results of Operations and Financial Condition Second Quarter 2004 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 26, 2004

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ Masakazu Kurushima
Masakazu Kurushima,
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(3)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(3)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.