Form 10-Q
period 2004-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2004-10-27
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

As of October 27, 2004, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of September 30, 2004	As of December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,617	$42,647
Trade accounts receivable, less allowance for doubtful receivables of $400 at September 30, 2004 and December 31, 2003	116,275	50,206
Inventories	266,058	136,812
Deferred income taxes	463	463
Other receivables and prepaid expenses	2,114	4,191

Total current assets	405,527	234,319

Investment in affiliated company	31,463	36,753
Other assets	2,560	2,661
Property, plant and equipment, net	224,599	233,612

Total assets	$664,149	$507,345

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$105,023	$42,337
Accrued interest expense	443	3,252
Accrued utilities Income taxes payable Deferred rent	4,616 32,408 716	3,303 1,982 4,432
Other accrued expenses	18,379	6,646

Total current liabilities	161,585	61,952

Long-term debt	150,000	150,000
Deferred income taxes	54,573	54,573
Commitments and contingencies (Note 6)

Redeemable preferred stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000

Stockholders’ equity:
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	257,991	200,820

Total stockholders’ equity	267,991	210,820

Total liabilities, redeemable preferred stock and stockholders’ equity	$664,149	$507,345

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)
	2004	2003	2004	2003
Net sales	$388,616	$191,215	$910,175	$571,618
Cost of sales	293,612	189,638	742,111	541,989

Gross profit	95,004	1,577	168,064	29,629

Selling, general and administrative expenses (Gain) loss on disposition of PP&E	8,348 550	5,571 (4)	21,281 547	18,934 (9)

Income (loss) from operations	86,106	(3,990)	146,236	10,704

Other income (expense):

Loss on redemption of 8.50% senior notes	—	—	(9,025)	—
Income (loss) from equity investments	(5,258)	431	(3,047)	1,191
Interest expense, net	(2,308)	(3,371)	(8,120)	(10,385)
Other, net	(328)	19	(132)	305

Income (loss) before income tax expense (benefit)	78,212	(6,911)	125,912	1,815

Income tax expense (benefit)	32,101	(2,956)	51,680	386

Net income (loss)	46,111	(3,955)	74,232	1,429
Preferred dividends declared and paid	(10,546)	(4,034)	(13,546)	(8,909)

Net income (loss) available to common stockholders	$35,565	$(7,989)	$60,686	$(7,480)

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$74,232	$1,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,282	21,732
Loss on redemption of 8.50% senior notes	9,025	—
(Gain) loss on disposition of property, plant & equipment	547	(9)
(Income) loss from equity investments	3,047	(1,191)
Changes in assets and liabilities:
Trade accounts receivable, net	(66,069)	1,731
Inventories	(129,246)	61,948
Other receivables and prepaid expenses	1,554	(428)
Accounts payable	62,686	(39,155)
Income taxes payable	30,426	(477)
Accrued interest expense	(2,809)	(3,359)
Accrued utilities and other accrued expenses	9,329	186

Net cash provided by operating activities	13,004	42,407

Cash flows from investing activities:

Additions to property, plant and equipment	(11,315)	(12,054)
Dividends received from affiliate	2,242	1,975
Proceeds from (removal cost for) the sale of property, plant and equipment	(155)	16

Net cash used in investing activities	(9,228)	(10,063)

Cash flows from financing activities:
Net proceeds from issuance of 6.125% senior notes	148,125	—
Net borrowings under line-of-credit agreement 15,000 with banks	—	(13,000)
Redemption of 8.50% senior notes	(150,000)	—
Premium on redemption of 8.50% senior notes	(6,870)	—
Dividends paid	(17,061)	(10,878)

Net cash used in financing activities	(25,806)	(23,878)

Net increase (decrease) in cash and cash equivalents	(22,030)	8,466
Cash and cash equivalents at beginning of period	42,647	2,891

Cash and cash equivalents at end of period	$20,617	$11,357

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$10,794	$13,174
Income taxes	$21,254	$731

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of September 30, 2004 and December 31, 2003 (audited) and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2003. Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results expected for the full year.

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

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	September 30, 2004	December 31, 2003
	(unaudited)
	(In thousands)
Finished goods	$31,536	$17,562
Work-in-process	46,907	29,236
Raw materials	179,500	81,923
Other	8,115	8,091

Total	$266,058	$136,812

4. Investment in Affiliated Company

The investment in the net assets of CST accounted for under the equity method amounted to $31,463,000 and $36,753,000 at September 30, 2004 and December 31, 2003, respectively.

The Company received $2,242,000 and $1,975,000 in dividends from CST during the nine months ended September 30, 2004 and 2003 respectively.

Summarized balance sheet information of the Company’s equity-method investee, as included in the accompanying financial statements, is as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Current assets	$672,581	$403,040
Property, plant and equipment	2,759,744	2,832,081
Other assets	58,521	138,423
Current liabilities	373,300	410,818
Long-term liabilities	522,049	581,106

Summarized statement of operations information of the Company’s equity-method investee, calculated for the period during which the Company had investments in such investee, as included in the accompanying financial statements, is as follows (dollars in thousands):

	September 30, 2004	September 30, 2003
Net sales	$430,025	$332,244
Gross profit	183,260	117,508
Net income and comprehensive income	219,229	47,484

On October 14, CSI entered into option and waiver agreements with Arcelor S.A. (“Arcelor”) regarding Arcelor’s acquisition of CSI’s 4% interest in the common stock in Companhia Siderúrgica de Tubarão (“CST”). CSI and Arcelor are both shareholders in CST and are parties to the existing CST Shareholders’ Agreement governing the transfer of CST shares. Pursuant to the option agreement, Arcelor granted to CSI an option to sell and CSI granted to Arcelor an option to purchase CSI’s interest in CST. These options may be exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. In the waiver agreement, CSI further agreed to waive its right of first refusal under the CST Shareholders’ Agreement.

CSI’s results for the third quarter reflect an adjustment of pretax loss of $5.3 million reflecting the expected realization of the value of CSI’s interest in CST consistent with the Arcelor agreement. CST is one of CSI’s suppliers of steel slab, a relationship that both CSI and CST expect to continue following the transfer.

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

6. Commitments and Contingencies

At September 30, 2004, the Company is committed, in the form of open purchase orders, to purchase approximately $91,444,000 in steel slabs, of which $20,075,000 is from related parties, and $28,951,000 in other commitments.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacture of its products, such as electricity and natural gas. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, they are not accounted for as derivatives.

The Company has been contacted by various governmental agencies regarding specified environmental matters at its operating facility in Fontana, California. During September 1990, the Company reached a preliminary agreement with the California Regional Department of Health Services, which allows the Company to draft its own remediation agreement and move forward with its own plan of action at its operating facility. In November 1992, the Company entered into a Voluntary and Enforceable Agreement (the “Agreement”) with the California Department of Toxic Substances Control (“DTSC”) which sets forth certain terms and conditions related to the remediation of hazardous substances at the Company’s operating facility. The Agreement also preserves the Company’s right as to future assignment and apportionment of costs to other parties.

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in other accrued expenses at September 30, 2004 and December 31, 2003. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q regarding matters that are not historical facts and are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended). Such forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee,” “will be,” “will continue,” “will likely result,” “could”, “should”, “would” and similar words and expressions. Such forward-looking statements reflect our current views about future events, but are not guarantees of future performance and are subject to risk, uncertainties and assumptions. Such risks, uncertainties and assumptions include those specifically identified in this Form 10-Q and the following:

•	fluctuations in raw materials and freight prices as a result of changes in global steel consumption,

•	our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases,

•	because our board of directors consists of four members and is elected by our two stockholders, each of whom holds 50% of our stock, there is a possibility of deadlocks among our board of directors that could result in delays in making important business decisions and put us at a competitive disadvantage,

•	fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California,

•	competitive factors and pricing pressures,

•	our ability to control costs and maintain quality,

•	future expenditures for capital projects, and

•	industry-wide market factors and general economic and business conditions.

Results of Operations

	Tons Billed Three months ended September 30,		Tons Billed Nine months ended September 30,
	2004	2003	2004	2003
Hot Rolled	256,787	226,112	747,705	601,621
Cold Rolled	53,148	55,181	179,302	152,969
Galvanized	192,725	185,006	575,946	536,406
ERW Pipe	55,320	41,384	151,618	106,309

Total	557,980	507,683	1,654,571	1,397,305

Net sales. Net sales increased $197,401,000 or 103.2% from $191,215,000 for the three months ended September 30, 2003 to $388,616,000 for the three months ended September 30, 2004. Year-to-date net sales rose $338,557,000 or 59.2%, from $571,618,000 for the nine months ended September 30, 2003 to $910,175,000 for the nine months ended September 30, 2004. Our net tons billed were higher by 50,297 or 9.9% from 507,683 for the three months ended September 30, 2003 to 557,980 for the same period in 2004. For the nine month period ended September 30, 2004, our net tons billed were 1,654,571, or 18.4% higher compared to the 1,397,305 tons billed for the same period in 2003. Our unit prices increased for the three and nine month periods ending September 30, 2004, compared to the same periods in 2003. The increase in net sales for three and nine months ending September 30, 2004 compared to the same periods in 2003 is attributed to strong market conditions due to the increase in the worldwide demand for steel products. Our tonnage increase contributed $19,079,000 and $104,311,000 and our price increase contributed $181,650,000 and $244,321,000 for three and nine months ending September 30, 2004, respectively, while our product mix reduced our net sales by $1,650,000 and $7,080,000 for the three and nine months ending September 30, 2004.

Gross profit. Gross profit increased $93,427,000 or 5,924.4% from $1,577,000 for the three months ending September 30, 2003 to $95,004,000 for the same period in 2004. Year-to-date gross profit increased $138,435,000, or 467.2%, from $29,629,000 for the nine months ended September 30, 2003 to $168,064,000 for the nine months ended September 30, 2004. Gross profit as a percentage of net sales increased from 0.8% for the three months ending September 30, 2003 to 24.4% for the three months ending September 30, 2004 and from 5.2% for the nine months ended September 30, 2003 to 18.5% for the same period in 2004. Our gross profit increased as a result of higher sales prices and increased billed tons. The increase in gross profit was partially offset by increases in slab consumption costs and higher salaries and wages, including profit sharing.

*Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses increased $2,777,000 or 49.8% from $5,571,000 for the three months ending September 30, 2003 to $8,348,000 for the three months ending September 30, 2004. Of the total increase, $2,464,000 is attributed to higher salaries and wages, including profit sharing. Our year-to-date SG&A expenses increased $2,347,000, or 12.4%, from $18,934,000 for the nine months ended September 30, 2003 to $21,281,000 for the nine months ended September 30, 2004. Of the total increase, $2,109,000 is attributed to higher salaries and wages, including profit sharing.

Equity in income (loss) of affiliate. On October 14, 2004, we entered into an option and waiver agreements with Arcelor S.A. (“Arcelor”) regarding Arcelor’s acquisition of our 4% interest in the common stock (which equates to 1.5% of total shareholders’ equity) in Companhia Siderúrgica de Tubarão (“CST”). CSI and Arcelor are both shareholders in CST and are parties to the existing CST Shareholders’ Agreement governing the transfer of CST shares. Pursuant to the option agreement, Arcelor granted to CSI an option to sell and CSI granted to Arcelor an option to purchase CSI’s interest in CST. These options may be exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. In the waiver agreement, CSI further agreed to waive its right of first refusal under the CST Shareholders’ Agreement. Both the option agreement and the waiver agreement are attached as exhibits to this Form 10-Q. This transaction resulted in impairment loss of $5,258,000, which was recognized in September 2004.

For the three and nine months ended September 30, 2004, our loss from our investment in CST was $5,258,000 and $3,047,000, respectively, compared to income of $431,000 and $1,191,000 for the same periods in 2003. We received dividends from CST in the amount of $2,242,000 and $1,975,000 for the nine months ended September 30, 2004 and 2003, respectively. Our investment in CST is accounted for under the equity method of accounting.

*Interest expense. Interest expense decreased $1,063,000 or 31.5% from $3,371,000 for the three months ending September 30, 2003 to $2,308,000 for the same period in 2004. The year-to-date interest expense decreased $2,265,000, or 21.8%, from $10,385,000 for the nine months ended September 30, 2003 to $8,120,000 for the same period in 2004. The decrease in interest expense for three and nine months ending September 30, 2004 resulted from lower interest rates on our 6.125% senior notes issued in March 2004 and a lower outstanding balance of our revolving line of credit. Interest expense figures are net of interest income and capitalized interest of $98,000 and $207,000, for the three and nine months ending September 30, 2004, respectively, compared to $35,000 and $114,000 for the same periods in 2003.

Income taxes. Income tax increased $35,057,000 from $2,956,000 of tax benefit for the three months ended September 30, 2003 to $32,101,000 of tax expense for the same period in 2004. Year-to-date income tax expense increased $51,294,000 from $386,000 for the nine months ended September 30, 2003, to $51,680,000 for the nine months ended September 30, 2004. These increases reflect the increase in pretax income for the periods presented as discussed above. Our effective tax rate was 41.0% for the three months ended September 30, 2004 and we had tax benefit for the same period in 2003. Our effective tax rate was 41.0% for the nine months ended September 30, 2004 compared to 21.3% for the nine months ended September 30, 2003. During the three and nine month periods ended September 30, 2003, our effective tax rate was influenced by State Manufacturers’ Investment Tax Credit (MIC) of $185,000 and $555,000 respectively. There is no State Manufacturers’ Investment Tax Credit (MIC) in 2004.

Net income. Net income for the three and nine months ended September 30, 2004 was $46,111,000 and $74,232,000, respectively, compared to a net loss of $3,955,000 and net income of $1,429,000 for the same periods in 2003, an increase of $50,066,000 and $72,803,000 respectively.

*	Certain prior years amounts have been reclassified to conform to the current year presentation.

Liquidity and Capital Resources

At September 30, 2004, we had $20,617,000 in cash and cash equivalents and over $108,000,000 in financing available under our credit facilities. Operating results for the nine months period ending September 30, 2004 generated $107,133,000 of cash (net income excluding depreciation and amortization, loss on redemption of 8.50% senior notes, loss on disposition of fixed assets and the undistributed earnings of our affiliate), which was offset by a $94,129,000 investment in working capital. The majority of working capital investment was attributable to a $66,069,000 increase in trade accounts receivable and a $129,246,000 increase in inventories, offset by a $62,686,000 increase in trade accounts payable, a $30,426,000 increase in income taxes payable and a $9,329,000 increase in other accrued expenses. Cash flows from investing activities during the nine months ended September 30, 2004 consisted of $11,315,000 of capital expenditures partially offset by dividends received from our affiliate in the amount of $2,242,000. Cash flows from financing activities during the nine months ended September 30, 2004 consisted of net proceeds from issuance of our new 6.125% 2014 senior notes of

$148,125,000, offset by the redemption of our 8.50% senior notes of $150,000,000, plus premiums paid on early redemption of our 8.50% senior notes of $6,870,000. We also paid dividends in the amount of $17,061,000 during the nine month period ended September 30, 2004. During the nine month period ended September 30, 2004, we paid $10,594,000, representing payment of interest on our 8.50% senior notes (retired in March 2004) and 6.125% senior notes due in 2014.

In March 1999, we entered into a $130,000,000 five-year bank facility. On June 30, 2003 this bank facility was amended with the bank group led by Bank of America, as an agent, Wells Fargo bank, Bank of Tokyo-Mitsubishi and Mizuho Corporate bank to $110,000,000 for a new period of three years expiring on June 30, 2006. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. There were no amounts outstanding under this facility as of September 30, 2004. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Advances under this facility may be used for working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

We currently have approximately $7,434,000 in material commitments for capital expenditures expected to be completed during fiscal years 2004 and 2005. These represent signed purchase orders for various production facility upgrades. Our total budget for capital improvements in 2004 is approximately $23,000,000.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal year 2004. The Company was in compliance with all the bank covenants at September 30, 2004.

Commitment and Contingencies

The following table represents a list of the Company’s contractual obligations and commitments as of September 30, 2004:

Payments Due by Period

(Amounts in thousands)

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	20,903	1,517	8,383	11,003	—
Purchase Obligations (1)	120,395	120,395	—	—	—
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$291,298	$121,912	$8,383	$11,003	$150,000

(1)	Relates to contractual commitments to purchase $91,444,000 of steel slabs and $28,951,000 of various other contractual commitments.

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

Environmental Reserve: We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is still in our other accrued expenses at September 30, 2004 in our consolidated financial statements. The California Department of Toxic Substances Control (DTSC) has not yet completed its review and approval of our plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

For fixed rate debt instruments such as our 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. As the new notes were issued on March 22, 2004, we believe that the interest rate on our 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 2.750% (including margin) and 4.750% respectively, at September 30, 2004. We estimate that the average amount of debt outstanding under the facility for fiscal year 2004 will be approximately $4.2 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $42,000 for the year.

We do not believe that the future market rate risk related to our 6.125% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

Our electricity demand averages approximately 40 megawatts in operating our equipment to produce our products. While we continue to study all options for electricity procurement, we currently participate in the direct access program whereby electricity customers can contract directly with energy service providers for energy, rather than utilizing the full-service bundled tariff from the local utility distribution company, Southern California Edison. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kwh, is projected to result in additional costs for our electricity service of approximately $9,000,000 per year at our current production levels. Our electricity costs accounted for approximately 2.8% and 2.9% and 4.4% and 3.7% of our cost of goods sold for the three and nine months period ending on September 30, 2004 and 2003 respectively.

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

We currently have in place agreements to hedge the price of approximately 60% of our natural gas requirements for the balance of 2004. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. Our natural gas costs accounted for approximately 2.4% and 2.8% and 3.0% and 3.9% of our cost of goods sold for the three and nine months period ending on September 30, 2004 and 2003 respectively.

ITEM 4. CONTROLS AND PROCEDURES

For the period ending September 30, 2004 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of September 30, 2004 that there were no changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time in the ordinary course of business, subject to various pending or threatened legal actions. We believe that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(3)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(3)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc.

10.2	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on July 6, 2004

Item 9. Regulation FD Disclosure

Announcement of appointment of Vicente Wright as Chairman of the Board of Directors

(2)	Form 8-K filed on July 13, 2004

Item 12. Results of Operations and Financial Condition

Second Quarter 2004 Financial Results disclosed in Press Release

(3)	Form 8-K filed on October 15, 2004

Item 1.01. Disclosure of Material Contract - Arcelor Agreement

Item 2.02. Results of Operations and Financial Condition – 3rd Quarter Financial Results and Non-GAAP Financial Measures

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 27, 2004

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ Masakazu Kurushima
Masakazu Kurushima,
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(3)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(3)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc.

10.2	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.