Form 10-K
period 2004-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2005-03-28
CIK 751799

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 28, 2005, there were 1,000 shares of the registrant’s common stock, no par value, outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2004

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

Industry Overview

The steel industry is highly cyclical in nature. It is influenced by a combination of factors including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and tariffs. Other factors, including the failure to adapt to technological change, plant inefficiencies, high labor costs and fluctuating energy costs have also affected the industry. Steel, regardless of product type, responds to forces of supply and demand. Prices have been volatile and have fluctuated in reaction to general and industry-specific economic conditions.

There are generally two types of steel producers: “integrated mills” and “mini-mills.” Steel manufacturing by an integrated producer includes iron making from raw materials, such as iron ore and coal in a blast furnace, followed by steelmaking, slab making, reheating and further rolling into coil or other shapes. A mini-mill is a steel producer that uses an electric arc furnace rather than a blast furnace to melt steel from ferrous scrap metal.

Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. As a result, we do not have the fixed costs associated with the manufacturing of steel. Historically, raw material costs comprise approximately 70% of our cost of goods sold. In 2004, raw materials costs increased to approximately 80% due to higher slab costs. We believe we are one of the largest importers and one of the largest purchasers of steel slab in the world. Our purchasing power provides us with the ability to negotiate favorable terms and conditions for steel slab from low cost and high quality producers throughout the world. Generally, prices of our flat rolled steel products have experienced a correlation to the prices of steel slab. Although we remain subject to the cyclicality inherent in the steel industry, we believe this correlation, combined with our slab-based business model, has historically protected our operating margins when compared to other flat rolled steel producers.

Recent Industry Conditions

As noted in the “Industry Overview” above, the steel industry is highly cyclical in nature. Conditions in 2004 were such that worldwide demand for steel products highly outpaced available supply.

The average selling price of steel products (including semi-finished steel slabs) increased substantially in 2004, driven particularly by higher costs of scrap steel and other steel inputs. The demand for these products was extraordinarily high from steel mills in China as that country has increased steelmaking capacity and its own domestic demand for product. This in turn also led to increases in freight rates, as global shipping capacity was insufficient to keep pace.

Demand for product in China and in other Asian countries, together with these higher shipping costs and a weaker U. S. dollar limited imports of steel products into the Western United States throughout most of 2004. However, domestic policy within China resulted in a reduction of demand for steel products towards the fourth quarter of the year, while higher US domestic prices led to more competitive market conditions for imports of steel products into the western United States.

Although moderate in volume, increased levels of imported steel at discounted prices into the western United States has impacted current market conditions for our steel products, increasing inventory levels at some of our customers, especially at service centers and distributors. We think that is also cyclical and we do not believe it to be long-term in nature.

As we have historically focused on our core customers in the western United States, we do not actively pursue foreign sales, including sales to China.

Products and Customers

Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance welded (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Hot rolled coil and sheet	44.8%	43.1%	47.0%	45.3%	40.7%
Cold rolled coil and sheet	10.7%	11.2%	11.6%	13.9%	16.1%
Galvanized coil and sheet	35.1%	38.0%	35.7%	34.2%	35.6%
ERW pipe	9.4%	7.7%	5.7%	6.6%	7.6%

Total	100%	100%	100%	100%	100%

Total tons billed, excluding scrap (in thousands)	2,106	1,885	2,014	1,828	1,753

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

We have approximately 250 active customers, with no single customer accounting for more than 6% of our 2004 net sales. Our customers include service and processing centers, construction and building material companies, roofing and decking manufacturers, tubing manufacturers, oil and gas producers and distributors, aftermarket automotive manufacturers, as well as various customers in other industries.

We do not actively pursue sales in foreign markets and we make foreign sales only when they are economically advantageous to us. In 2004, we sold approximately 12,522 tons of steel products to foreign customers, primarily in Canada, which represented less than 1% of our total 2004 tons billed.

Hot rolled coil and sheet is our largest product category as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2004, we directed 43.8% of our hot rolled production to outside sales and we further processed approximately 56.2% internally for our own higher-margin, value added product needs.

Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, lighting fixtures, metal office furniture, water heaters, container manufacturers, tubing and a variety of construction related products. In 2004, we directed approximately 24.1% of our cold rolled production to outside sales and we further processed approximately 75.9% internally for our own higher-margin, value added product needs.

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

Modernization Program

In 2001, we completed a $265 million modernization program that allowed us to improve our product quality, double production volumes, and increase our percentage of high value added products to our product mix. Since the completion of our modernization program, we have continued to make selective investments designed to keep our facilities competitive or reduce operating costs. Total capital spending in 2004 was $23.0 million on various upgrades to our production facilities.

Production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products.

Hot Strip Rolling and Finishing Mills

We produce hot rolled coil and sheet from slab in our hot strip mill. A walking beam furnace reheats slab, directs it to a multi-stand rolling mill to reduce thickness and rolls it into coil. Equipped with an automatic gauge control system and technologically advanced computer controls, the hot strip mill currently possesses a throughput capacity of approximately 2.2 million tons annually and can produce hot rolled coil in gauges from 0.053” to 0.750”.

The hot strip mill facility is primarily composed of the following:

•	A walking beam furnace with a capacity of approximately 6,900 tons of slab per day; and

•	An 86” mill which consists of five roughing stands, a scale breaker, six finishing stands and two down coilers.

In addition, the hot strip finishing lines are composed of the following:

•	An 80” coil slitter line that can trim product up to 0.375” in thickness and can be easily adjusted to meet a variety of customer-specified widths; and

•	3 skin pass lines used for surface and other coil improvements.

Continuous Pickle Line

We can further process hot rolled coil on the 62-inch continuous pickle line for direct sales to our customers or for our own cold rolling and galvanizing production. The continuous pickle line is a conventional horizontal design with a coil entry section, welder, hot water preheat tanks, acid tanks, water rinse, dryer, looper, side trimmer, coiler, oiling equipment and scale. The line can currently yield up to approximately 1.3 million tons per year.

Five Stand Cold Reduction Mill

Pickled and oiled material may be further processed through the Five Stand Cold Reduction Mill, which reduces the pickled steel strip from a gauge range of 0.0075” to 0.225 to a range of 0.010” to 0.172” in thickness, with a maximum width of 60”. In the cold reduction process, pickled and oiled coils pass through five stands, arranged in tandem, with a predetermined amount of reduction taken on each stand until the final thickness is achieved upon exiting the fifth stand. Reductions are taken in one pass. The capacity of the Five Stand Cold Reduction Mill is 1.1 million tons per year. Direct sales to our customers account for less than 2% of material processed on the Five Stand Cold Reduction Mill; most material is further processed through the cold rolling or galvanized mills.

Cold Rolled Mill

Cold rolled sheet is hot rolled steel that has been further processed through the continuous pickle line and Five Stand Cold Reduction Mill and is then processed through an annealing furnace and temper mill, improving uniformity, ductility and formability. Cold rolling can also impart various surface finishes and textures. Cold rolled steel is used in applications that demand higher quality or finish.

The cold rolled facility, with a current annual finished capacity of approximately 360,000 tons, includes the following:

•	An electrolytic cleaning line;

•	Twenty hydrogen annealing bases; and

•	A 60” temper mill.

After cold reduction at the Five-Stand Cold Reduction Mill, the coil may be cleaned in a 200 feet to 1,000 feet per minute electrolytic cleaning line and then annealed. Hydrogen annealing is a process that heats steel coils to annealing temperatures in a pure hydrogen atmosphere and then slowly allows the steel coils to cool. This process restores ductility to our steel products that is lost as a result of cold reduction rolling. The strip is then run through final production in a 60” temper mill, where the steel is tempered to specified finish, shape and gauge.

Galvanizing Mills

Galvanized coil and sheet represent our highest value added products, requiring the greatest degree of processing and quality controls. We produce galvanized sheet by taking cold rolled coils, and in some instances, hot rolled coils, heating it in an annealing furnace and run the sheet steel, while still hot, through a pot of molten zinc. As the steel strip leaves the pot, coating controls ensure product specifications match customer requirements. The steel’s corrosion resistance makes it ideal for applications like air conditioning units, air ducts, metal ties, studs, siding, decking and roofing.

We currently operate two continuous galvanizing lines and believe that our galvanizing facilities can produce the full range of coated steel. The first continuous galvanizing line is horizontally configured and produces gauges from 0.012” to 0.174”, with a capacity of 460,000 tons per year. The second continuous galvanizing line is vertically configured and produces gauges from 0.010” to 0.060”, with a capacity of 290,000 tons per year.

Electric Resistance Weld (ERW) Pipe Mill

We produce ERW pipe by roll forming hot rolled skelp into a pipe shape, welding the edges together with a high frequency welder, annealing the weld and cutting the finished product to length on a continuous line. The ERW pipe may then undergo additional testing and/or finishing operations like hydrotesting and end beveling.

The pipe mill produces pipe with outside diameters ranging from 4.5” to 16” and wall thickness ranging from 0.156” to 0.375”, with lengths available up to 63 feet without mid-weld. Process coating is available through local coating applicators, one of whom leases space on our property. The ERW pipe mill has a current capacity of approximately 210,000 tons per year.

Semi-Finished Steel Slab and Suppliers

Steel slab is a semi-finished steel raw material in rectangular form and is generally the first form taken by molten steel after it solidifies. The principal users of steel slab are steel producers or processors that roll slab into finished products like plate or coil.

Historically, our raw material consumption costs have comprised approximately 70% of our cost of goods sold. In 2004, our raw material consumption costs increased to approximately 80% as a result of higher slab costs. We are one of the largest importers and one of the largest purchasers of slab in the world. We purchase slab from a diverse group of foreign suppliers to obtain high quality steel at competitive cost through reliable sources. Our foreign vendors are located in Brazil, Mexico, Australia, Japan, Russia, Argentina, Venezuela, the United Kingdom and China.

We typically make our slab purchases on a quarterly basis. As of December 31, 2004 we were committed, in the form of open purchase orders, to purchase approximately $85.1 million in steel slabs. We negotiate slab procurement for longer periods when our purchasing power combined with market conditions provide us with the opportunity to negotiate on terms which we believe are favorable to us.

Although we are not reliant on any one single vendor, in 2004, we purchased approximately 45% of our slab from Ispat Mexicana de C. V. (Imexsa) of Mexico, now known as Mittal Steel Lazaro Cardenas and approximately 24% of our slab from Companhia Siderurgica de Tubarão of Brazil. Ispat Mexicana is the only steel facility in the world dedicated solely to the production of steel slab.

We own 4% of the common stock of Companhia Siderurgica de Tubarão (“CST”), which represents 1.5% of the total equity interest in Companhia Siderurgica de Tubarão. Companhia Siderurgica de Tubarão is an affiliate of both Companhia Vale do Rio Doce and JFE Steel Corporation, our stockholders’ parent companies. All slab purchases with our parent or affiliated companies are negotiated on an “arm’s length” basis and in accordance with market conditions. In October 2004, the Company agreed in principal to sell its interest in CST to Arcelor S.A. (“Arcelor”). The transaction was structured by entering into an option and waiver agreement whereby Arcelor granted the Company an option to sell and the Company granted Arcelor an option to purchase the Company’s interest in CST. These options may be exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. It is the intention of the Company to exercise its option. Notwithstanding the sale of our interest in CST, we will continue to purchase slab from CST when we believe terms are favorable.

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

We believe that our integrated slab procurement system allows us to manage our slab inventory levels, improve tonnage levels as well as the slab quality necessary to meet our customers’ order specifications. As of December 2004, we had what we believed to be firm backlog orders to sell approximately 141,000 tons. Based on our average sales price at that time, the backlog value was approximately $83,000,000. As of December 2003, we had what we believed to be firm backlog orders of approximately 335,000 tons. Based on our average sales price at that time, the backlog value was approximately $135,000,000.

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

We are the only producer of flat rolled steel products located in the western United States who can supply hot rolled, cold rolled and galvanized coil and sheet. We also produce ERW pipe in diameters ranging from 4.5” to 16.0”. We believe that we are well equipped to provide “one-stop shopping” for our customers and we believe that this maximizes sales opportunities and increases the convenience and value of the service we provide to customers. We will continue to invest in the quality of our products across all product lines, allowing us to market ourselves as a full-service provider of flat rolled steel in the region.

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

As part of our strategy to provide superior customer service, upon request of our current and prospective customers, we offer ancillary services such as engineering and metallurgical services to assist such customers with specific product needs. Substantial portions of our customers are small to medium-sized businesses. As a result, many do not have the resources to employ a sophisticated metallurgical engineering staff. Our metallurgical engineers work with our customers on a daily basis, often on site, providing advisory services focused on reducing procurement costs and improving overall production efficiency. In addition to ancillary services, we also provide “service center” like operations including slitting, shearing, coating and single-billing for third party processing. We believe that these value added services help to further differentiate us from our competitors. These services are provided at no charge and no revenues are generated for such services.

Competition

The steel industry is cyclical in nature and highly competitive. We compete with domestic and foreign steel producers on the basis of customer service, product quality and price. The domestic steel industry has been adversely affected in past years by high levels of steel imports, worldwide production overcapacity, increased domestic and international competition, rising energy costs and other factors. More recently, the domestic steel industry has been affected by increased global demand for steel products (largely driven by increased demand by China) and increased freight rates. We believe that the competitive landscape within the steel industry will continue to evolve, especially as new technologies and production methods are introduced. We believe that because of our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships, we are well positioned to meet competitive threats. However, some of our competitors are larger and may have substantially greater capital resources, more modern technology and lower production costs than us, as well as excess production capacity in some products and could exert downward pressure on prices for some of our products in the future.

We are also subject to general economic trends and conditions, such as the presence or absence of sustained economic growth and currency exchange rates. We are particularly sensitive to trends in the construction, oil and gas transmission industries because these industries are significant markets for our steel products. If there were a downturn in one or more of these industries, our sales volume, prices, profitability and liquidity could be adversely affected.

U. S. Competition

High transportation costs have historically deterred mid-western and eastern steel producers from accessing the western United States market, a condition that continued during most of 2004. Weaker market conditions during fourth quarter led producers to attempt to push into this market, although with little impact to the western market during this time frame. However, continued competition from these mills at any significant level could negatively impact sales tonnage and average sales prices.

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

We also compete with steel service and processing centers, although such centers are customers as well as competitors. Service centers serve as wholesale distributors for a broad line of sheet products, providing value-added services including slitting, shearing and painting. We face increasing competition from producers of materials such as aluminum, composites, plastics and concrete that competes with steel in many markets.

Foreign Competition

Historically, foreign steel producers have competed in the western United States in all of our product categories. Although imported steel has relatively long lead times to reach the western United States markets, economic and currency dislocations in foreign markets may encourage importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies. With strong worldwide demand for steel products during most of 2004, particularly from China, higher freight costs and a weaker U.S. dollar, little steel was available from foreign suppliers in our market. However, domestic policy within China resulted in a reduction of demand for steel products towards the fourth quarter of the year, while higher US domestic prices led to more competitive market conditions for imports of steel products into the western United States. Although moderate in volume, increased levels of imported steel at discounted prices into the western United States has impacted current market conditions for our steel products, increasing inventory levels at some of our customers, especially at service centers and distributors. We think that is also cyclical and we do not believe it to be long-term in nature.

Employee Relations

At December 31, 2004, we had 944 full-time employees. We have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and hazardous materials handling and waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $1.4 million in 2002, $1.4 million in 2003 and $1.4 million in 2004. We plan to spend approximately $1.5 million in 2005, with the largest component representing investigation and remediation activities at our Fontana site.

In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control. This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation was estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other accrued expenses in 2004, 2003 and 2002 in our consolidated financial statements. The California Department of Toxic Substances Control has not yet completed its review and approval of our plan; however, preliminary discussions with the DTSC have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

Forward-Looking Statements

Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project”, “may,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we are filing the following summary to identify important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. In addition to the risks and uncertainties referenced in this Annual Report on Form 10-K, these risk factors include, but are not limited to:

•	Fluctuations in raw materials and freight prices as a result of changes in global steel consumption;

•	Our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases;

•	The possibility of deadlocks among our board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of our board currently consisting of four members as elected by our two stockholders, each of whom holds 50% of our stock;

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures; our ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the Company’s manufacturing plant;

•	The Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•	Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•	Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

Item 2. Properties

We are located on approximately 450 acres in Fontana, California. Our facilities are situated on approximately 115 acres of this space. The property includes a 22 mile railroad system serviced by Burlington Northern Santa Fe and Union Pacific rail lines.

Item 3. Legal Proceedings

The Company is subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. We believe that the final disposition of such lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Not applicable.

Item 6. Selected Financial Data (1)

The selected consolidated financial information presented below as of and for the fiscal years ended December 31, 2004, 2003, 2002, 2001, and 2000, has been derived from our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2004 and 2003 and the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 are contained elsewhere in this Form 10-K. The following selected consolidated financial information is qualified by reference to, and should be read in conjunction with the historical consolidated financial statements, including notes accompanying them and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,256,992	$770,787	$769,719	$652,938	$744,180
Cost of sales	1,020,316	727,166	672,449	625,261	639,918
Gross profit	236,676	43,621	97,270	27,677	104,262
Selling, general and administrative expenses	29,179	24,997	26,013	23,350	32,185
(Gain) loss on disposition of property, plant and equipment	546	114	(492)	802	(28)
Income from operations	206,951	18,510	71,749	3,525	72,105
Interest expense, net	(10,660)	(13,730)	(14,127)	(16,316)	(18,756)
Income (loss) before income tax expense (benefit)	184,743	6,815	58,139	(7,317)	56,138
Net income (loss)	$109,335	$4,544	$35,001	$(3,711)	$34,845

Other Data:
Operating margin	16.5%	2.4%	9.3%	0.5%	9.7%
Cash flows (used in) provided by operating Activities	$(355)	$78,254	$47,728	$83,720	$33,715
Cash flows used in investing activities	(19,685)	(14,620)	(19,544)	(14,510)	(33,057)
Cash flows used in financing activities	(21,806)	(23,878)	(34,045)	(63,000)	(6,015)
Capital expenditures	22,953	16,484	20,812	14,753	33,995
Common share cash dividend declared and paid (2)	3,516	1,970	3,761	—	2,629

Total tons billed, excluding scrap (in thousands)	2,106	1,885	2,014	1,828	1,753
Number of employees at end of period	944	921	929	952	973
Man hours per ton produced	1.00	1.04	1.02	1.14	1.18

EBITDA(3)
Net income (loss)	$109,335	$4,544	$35,001	$(3,711)	$34,845
Income tax expense (benefit)	75,408	2,271	23,138	(3,606)	21,293
Interest expense, net	10,660	13,730	14,127	16,316	18,756
Depreciation and amortization	28,595	28,049	28,827	30,204	28,852
EBITDA	$223,998	$48,594	$101,093	$39,200	$103,746
EBITDA margin (4)	17.8%	6.3%	13.1%	6.0%	13.9%

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$801	$42,647	$2,891	$8,752	$2,542
Property, plant and equipment, net	229,732	233,612	245,193	252,796	268,429
Total assets	637,869	507,345	552,314	499,198	602,158
Total long-term debt including current portion and notes payable to banks	154,000	150,000	163,000	179,000	239,000
Redeemable Preferred Stock	30,000	30,000	30,000	30,000	30,000
Total stockholders’ equity	303,094	210,820	217,154	200,198	206,909

(1)	Certain prior year’s amounts have been reclassified to conform to the current year presentation due to the presentation of the item “(gain) loss on disposition of property, plant and equipment” separately from “Other income (expense) – other net” and the reclassification of shipping costs, from net sales to cost of goods sold.
(2)	Common share cash dividends are distributed to the holders of the 1,000 shares of common stock of the Company which are issued and outstanding. See Item 12 – Security Ownership of Certain Beneficial Owners and Management.
(3)	EBITDA represents net income, plus income taxes, net interest expense and depreciation and amortization. EBITDA is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings (loss) as indicative of operating performance. EBITDA is included because we believe that investors find it a useful tool for measuring our ability to service our debt.
(4)	EBITDA margin represents EDITDA per (1) above divided by net sales.

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

We ship our products by truck and rail to manufacturers, contractors and distributors primarily in the 11 states west of the Rocky Mountains. We generally sell our products free on board (FOB), shipping point, and title is transferred when products are loaded for shipment. We recognize revenue from product sales when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB, shipping point, revenue is recognized at the time of shipment and title has transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery and title is transferred to the customer. Our revenue is dependent on the volume, product mix and sales prices of our products. General economic conditions as well as the supply and demand of steel products within our market influence sales prices. We generally set our sales prices quarterly, and we maintain no long-term sales agreements.

Cost of goods sold consists primarily of raw materials, labor, natural gas, electricity, depreciation and zinc costs. Raw material costs have historically comprised approximately 70% of our cost of goods sold. In 2004, our raw material costs increased to approximately 80% of our costs of goods sold as a result of higher slab costs. Our slab consumption unit cost in 2004 was much higher compared to 2003 and 2002.

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

We use zinc in the production of our galvanized products. We currently purchase zinc from various suppliers. Zinc is purchased on a monthly basis with both fixed price and floating price contracts and is priced using a formula tied to the London Metals Exchange zinc index plus negotiated delivery premiums. For 2005, we have locked in pricing for approximately 50% of our delivered zinc requirements.

We require an average of approximately 40 megawatts of electricity demand in operating our equipment to produce our products. During 2004, we participated in the direct access program whereby electricity customers can contract directly with energy service providers for energy. We continuously evaluate our options for energy, including the possibility of leaving the direct access program and returning to the full-service bundled tariff from the local utility distribution company, Southern California Edison. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt-hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kWh, is projected to result in additional costs for our electricity service of approximately $9,000,000 per year at our current production levels. In 2004, our electricity costs accounted for approximately 3.0% of our cost of goods sold compared to approximately 3.7% in 2003.

For February 2005, we purchased a fixed-price block of electricity covering approximately 85% of our energy requirements, with the remainder of our requirements purchased at the floating hourly market price. In an effort to manage risk effectively, we will continue to monitor the electricity forward market pricing for possible additional hedge buying.

We generally utilize a daily average of about 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. We pay for the commodity and delivery charges from the Southern California border. For the last several years, natural gas prices have experienced volatility. To stabilize such volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis (basis represents the difference between the NYMEX price at Henry Hub, Louisiana and the price at the Southern California border).

We currently have in place purchase agreements for approximately 20% of our natural gas commodity requirements for 2005, and approximately 80% of basis. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In 2004, our natural gas costs accounted for approximately 2.6% of our cost of goods sold compared to approximately 3.8% in 2003.

Selling, general and administrative expense consist primarily of sales and labor, various administrative expenses, and shipping costs. In 2004, labor costs comprised approximately 62% of our total selling, general and administrative expenses compared to 59% in 2003.

Results of Operations

	Tons Billed
	Year Ended December 31,
	2004	2003	2002
Hot Rolled	943,353	813,029	945,663
Cold Rolled	225,057	210,834	234,505
Galvanized	740,685	716,740	719,711
ERW pipe	197,275	144,585	113,902

Total (excluding scrap)	2,106,370	1,885,188	2,013,781

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales. Net sales were $1,256,992,000 for the year ended December 31, 2004. This was a $486,205,000 improvement over the prior year. This increase is attributable to an increase in demand for our products as a result of market conditions and an improved average sales unit price, offset by a change in product mix. Our average sales price increased by more than $188 per ton increasing our net sales by approximately $409,401,000 while an increase in volume added approximately $88,395,000 to our net sales. We sold over 2,106,000 net tons in 2004, an increase of 221,000 net tons when compared to 1,885,000 net tons in 2003. The change in product mix when compared to prior year reduced our net sales by approximately $7,147,000.

Gross profit. Gross profit increased $193,055,000 from $43,621,000 last year to $236,676,000 this year. Gross profit as a percentage of net sales also increased from 5.7% in 2003 to 18.8% in 2004. The main reason for the increase in our gross profit was the result of a higher average sales unit price per ton in 2004 compared to 2003. The higher average sales unit price per ton was partially off set by an increase in slab consumption cost per ton.

Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses increased $4,182,000 from $24,997,000 last year to $29,179,000 this year, primarily due to an increase in salaries and wages, including profit sharing. However, our SG&A expenses as a percentage of net sales decreased from 3.2% in 2003 to 2.3% in 2004.

Gain(loss) on disposition of property, plant and equipment (PP&E). For the year ending December 31, 2004, we had a net loss of $546,000 on the disposition of PP&E compared to a net loss of $114,000 for the same period in 2003.

Loss on redemption of 8.5% senior notes. We incurred a loss of $9,025,000 from early redemption of our 8.5% senior notes due in 2009. We incurred premium costs of $6,870,000 and expensed the remaining unamortized issuance cost of $2,155,000 related to these senior notes. The redeemed senior notes were replaced by 10 year 6.125% senior notes issued in March 2004 and are due in 2014. By early redemption of our 8.5% senior notes and the issuance of 6.125% senior notes, there will by a reduction of over $3,562,000 in our interest cost annually.

Equity in income (loss) of affiliate. During 2004, we entered into an option and waiver agreement with Arcelor S.A. (“Arcelor”) regarding Arcelor’s acquisition of our 4% interest in the common stock (which equates to 1.5% of total shareholders’ equity) in Companhia Siderurgica de Tubarão (“CST”). CSI and Arcelor are both shareholders in CST and are parties to the existing CST Shareholders’ Agreement governing the transfer of CST’s shares. Pursuant to the option agreement, Arcelor granted to CSI an option to sell, and CSI granted to Arcelor an option to purchase CSI’s interest in CST. These options may be exercised during the thirty day period following the termination of the CST Shareholders’ agreement on May 25, 2005. In the waiver agreement, CSI further agreed to waive its right of first refusal under the CST Shareholders’ Agreement. This transaction resulted in an impairment loss of approximately $5,258,000. For the year ended December 31, 2004, we recognized a net loss of $3,047,000 compared to income of $1,950,000 last year, which consists of our pro-rata share of Companhia Siderurgica de Tubarão’s income and the impairment loss during 2004. Companhia Siderurgica de Tubarão is a publicly traded Brazilian company engaged in the production of steel slab and hot rolled coils.

Net interest expense. Net interest expense decreased $3,070,000 from $13,730,000 last year to $10,660,000 this year. The decrease in interest expense is attributable to a lower interest on our senior notes from 8.5% to 6.125% and a lower average loan balance in 2004 compared to 2003. Interest expense figures are net of interest income and capitalized interest of $239,000 and $172,000 in 2004 and 2003, respectively.

Other income, net. Other income, net, increased $439,000 from $85,000 last year to $524,000 this year. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense. Income tax expense increased $73,137,000 from $2,271,000 last year to $75,408,000 this year. This increase is attributable to an increase in pretax income from last year. The effective tax rate for 2004 was 40.8% compared to an effective tax rate of 33.3% in 2003. Income tax expense for 2003 is net of a state manufacturing investment credit of $526,000, net of federal tax benefit.

Net income. Net income for the year was $109,335,000 compared to the net income last year in the amount of $4,544,000.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales. Net sales were $770,787,000 for the year ended December 31, 2003. This was a $1,068,000 improvement over 2002. This increase is attributable to an improved average sales unit price and improved product mix, offset by a decrease in volume of products sold. Our average sales price increased by more than $29 per ton increasing our net sales by approximately $50,930,000 and improved product mix added more than six million dollars to our net sales. We sold over 1,885,000 net tons in 2003, a decrease of 129,000 net tons when compared to 2,014,000 net tons in 2002. This decrease in tonnage was the result of market conditions and decreased our net sales by approximately $48,435,000. Other factors, primarily reclassification of shipping costs, reduced our 2003 net sales by approximately $7,427,000.

Gross profit. Gross profit decreased $53,649,000 from $97,270,000 in 2002 to $43,621,000 in 2003. Gross profit as a percentage of net sales also decreased from 12.6% in 2002 to 5.7% in 2003. The main reason for the decrease in our gross profit was the result of a higher slab consumption cost per ton in 2003 compared to 2002. The higher slab consumption cost per ton was partially off set by an increase in our average selling price.

Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses decreased $1,016,000 from $26,013,000 in 2002 to $24,997,000 in 2003, primarily due to a one time non-cash accrual in 2002 of $1,800,000 for future environmental remediation expenditures. SG&A expenses as a percentage of net sales was 3.2% and 3.4% in 2003 and 2002, respectively.

Gain/Loss on disposition of property, plant and equipment (PP&E). For the year ending December 31, 2003, we had a net loss of $114,000 on the disposition of PP&E compared to the net gain of $492,000 for the same period in 2002.

Equity in income of affiliate. We maintained a 1.5% ownership interest in Companhia Siderurgica de Tubarão (“CST”), which was based on our ownership of 4.0% of its common stock. Our investment in CST was accounted for under the equity method of accounting. For the year ended December 31, 2003, we recognized income of $1,950,000 compared to the income of $150,000 in 2002, which consists of our pro-rata share of CST’s income. CST is a publicly traded Brazilian company engaged in the production of steel slab and hot rolled coils. Over the period 2000 to 2003, approximately 85% of CST’s products were exported outside of Brazil. This high percentage of U.S. dollar denominated cash flow tends to lessen the impact of market risks related to fluctuations in currency exchange rates.

Net interest expense. Net interest expense decreased $397,000 from $14,127,000 in 2002 to $13,730,000 in 2003. The decrease in interest expense is attributable to lower average loan balances in 2003 compared to 2002. Interest expense figures are net of interest income of $120,000 and $508,000 in 2003 and 2002 respectively and capitalized interest of $52,000 in 2003 and $319,000 in 2002.

Other income, net. Other income, net, decreased $282,000 from $367,000 in 2002 to $85,000 in 2003. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense. Due to lower income before income tax of $6,815,000 in 2003 compared to 2002 income before income tax of $58,139,000, our income tax expense for 2003 was $2,271,000 compared to $23,138,000 in 2002. The effective tax rate for 2003 was 33.3% compared to an effective tax rate of 39.8% in 2002. Income tax expense is net of state manufacturing investment credit of $526,000 in 2003 and $724,000 in 2002, net of federal tax benefit.

Net income. Net income for 2003 was $4,544,000 compared to the net income for 2002 in the amount of $35,001,000.

Liquidity and Capital Resources

At December 31, 2004, we had $801,000 in cash and cash equivalents and $104,074,000 available under our bank facility. During the year, cash flow from operations used $355,000, which consisted of $109,335,000 in net income, $26,889,000 in depreciation and amortization expense and a net cash flow decrease of $145,603,000 due to changes in assets and liabilities. Operating cash flow increased as a result of an $16,929,000 increase in accounts payable and an $11,485,000 increase in income tax payable. Operating cash flow was decreased as a result of a $135,436,000 increase in inventories and $45,010,000 in accounts receivable. Cash flow from investing activities consisted primarily of $22,953,000 of capital expenditures partially offset by dividends received from our affiliate in the amount of $2,242,000 and $1,180,000 received as advance for the 2005 sale of our stock in affiliate company. Cash flow from financing activities consisted of net proceeds from issuance of our new 6.125% 2014 senior notes of $148,125,000, offset by the redemption of our 8.50% senior notes of $150,000,000, plus premiums paid on early redemption of our 8.50% senior notes of $6,870,000. We also paid dividends in the amount of $17,061,000 during 2004. In 2004, we also paid $10,594,000, representing payment of interest on our 8.50% senior notes (retired in March 2004) and 6.125% senior notes due in 2014.

In March 1999, we entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date, which was the earlier to occur of March 10, 2004 or the date which is 60 days prior to the maturity of the 8.5% senior notes. On June 30, 2003 this bank facility was amended with the same bank group to $110,000,000 for a new period of three years expiring on June 30, 2006. There was $4,000,000 outstanding under this facility as of December 31, 2004. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Advances under this facility may be used for working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150,000,000, ten-year, 6.125% senior unsecured notes due in 2014. With the proceeds of this issue and cash on hand we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after March 15, 2009. In addition, we may redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends on, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain of our subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiary on a consolidated basis.

On June 24, 2004, the Company completed an exchange offer exchanging its unregistered 6.125% senior notes for 6.125% senior notes registered by the Company pursuant to a registration statement filed pursuant to the Securities Act of 1933.

We currently have approximately $3,076,000 in material commitments for capital expenditures expected to be completed during fiscal 2005. These represent signed purchase orders for various production facility upgrades. Our total budget for capital improvements in 2005 is approximately $46,000,000, including $20,000,000 for refinancing of our Continuous Galvanizing Line #2.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2005.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of December 31, 2004 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$154,000	$—	$4,000	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	19,464	3,439	10,043	5,982	—
Purchase Obligations (1)	109,234	109,234	—	—	—
Estimated Interest Payments on Debt (2)	84,726	9,187	18,375	18,375	38,789
Planned Expenditures on Environmental Matters (3)	1,800	—	300	1,000	500
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$369,224	$121,860	$32,718	$25,357	$189,289

(1)	Amounts relate to contractual commitments to purchase $85.1 million of steel slabs and assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in April, 2014.

(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Item 2 – Environmental Matters.

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

Environmental reserve: We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in accrued expenses in the 2004, 2003 and 2002 consolidated financial statements. The California Department of Toxic Substances Control has not yet completed its review and approval of our plan; however, preliminary discussions with DTSC have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our 6.125% senior notes and our $110,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Euro dollar rate or the prime rate, which was approximately 3.56% (including margin) and 5.25% respectively at December 31, 2004. We estimate that the average amount of debt outstanding under the facility for fiscal year 2005 will be approximately $5.4 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $54,000 for the year.

For fixed rate debt instruments such as our 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 6.125% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 6.125% senior notes approximates fair value. The fair value of our senior notes at December 31, 2004 was approximately $150,375,000. We do not believe that the future market rate risk related to our 6.125% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

We require an average of approximately 40 megawatts of electricity demand in operating our equipment to produce our products. During 2004, we participated in the direct access program whereby electricity customers can contract directly with energy service providers for energy. We continuously evaluate our options for energy, including the possibility of leaving the direct access program and returning to the full-service bundled tariff from the local utility distribution company, Southern California Edison. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt-hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kWh, is projected to result in additional costs for our electricity service of approximately $9,000,000 per year at our current production levels. In 2004, our electricity costs accounted for approximately 3.0% of our cost of goods sold compared to approximately 3.7% in 2003.

For February 2005, we purchased a fixed-price block of electricity covering about 85% of our energy requirements, with the remainder of requirements purchased at the floating hourly market price. In an effort to manage risk effectively, we will continue to monitor the electricity forward market pricing for possible additional hedge buying.

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

We currently have in place purchase agreements for 20% of our natural gas commodity requirements for 2005, and approximately 80% of basis. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In 2004, our natural gas costs accounted for approximately 2.6% of our cost of goods sold compared to approximately 3.8% in 2003.

Recently Issued Accounting Standards

On September 30, 2004, the FASB issued FASB Staff Position Issue 03-1-b which delays the effective date of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with the exception of the disclosure requirements contained in paragraphs 21-22 of the abstract which were largely effective for annual financial statements for fiscal years ending after December 15, 2003. This abstract provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including equity method investments accounted for under APB 18, “The Equity Method of Accounting for Investments in Common Stock,” to clarify impairment model for equity securities that can be prepaid or otherwise settled in such a way that the investor would not receive substantially all of its cost and equity securities. The adoption of this recent accounting pronouncement did not have a material impact on the Company’s results of operations and financial condition.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers. On December 21, 2004, the FASB issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, “Accounting for Income Taxes”. The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted. The Company is currently assessing the impact the Act will have on its financial position and results of operations.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

On December 15, 2004 the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an Amendment of Accounting Principles Board Opinion No. 29” (“SFAS 153”). This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects the adoption of SFAS 153 will not have a material impact on its financial position or results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements required to be filed hereunder are set forth on pages F-1 through F-23.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

For the period ending December 31, 2004 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of December 31, 2004, that there were no changes in our internal controls or in other factors that could significantly affect our internal controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth our Directors and executive officers as of December 31, 2004. Directors are elected to terms of one year. All Directors hold their positions until their term expires and until their respective successor is elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their term expires and their successor is duly chosen and qualified.

Name	Age	Position
Vicente Wright	52	Chairman of the Board of Directors
Hidenori Tazawa	52	Director
Toshihiro Kabasawa	50	Director
Dalton Nose	56	Director
Masakazu Kurushima	56	President and Chief Executive Officer
Ricardo Bernardes	41	Executive Vice President and Chief Financial Officer
Toshiyuki Tamai	53	Executive Vice President, Operations
James Wilson	55	Vice President, Commercial
Brett Guge	50	Vice President, Administration and Corporate Secretary

Vicente Wright has served as Chairman of the Board of Directors since July 1, 2004. Mr. Wright was named President and Chief Executive Officer in February 2003. Mr. Wright served as the Executive Vice President, Finance, from February 1998 to February 2003. Mr. Wright was the Steel Division General Manager from 1992 to 1998 and Iron Ore Sales General Manager from 1991 to 1992 of Companhia Vale do Rio Doce. From 1987 to 1988, he served as Iron Ore Sales General Manager for Rio Doce Asia Ltd., a subsidiary of Companhia Vale do Rio Doce. In 1986 and 1987, he was the assistant to the President of California Steel Industries in charge of slab procurement and all of its related logistics. From 1978 to 1986, Mr. Wright served as Purchasing Executive and Slab Marketing Manager at Companhia Siderurgica de Tubarão. Mr. Wright was a member of the Board of Directors of Companhia Siderurgica Nacional, the largest steel company in Brazil, from 1993 to 1997; Acominas, a Brazilian steel mill, from 1994 to 1998; Siderar, an Argentine steel mill, from 1994 to 1997; Chairman of Nova Era Silicon, a Brazilian ferro-silicon company mill, from 1994 to 1997; and SEAS from 1994 to 1998. He graduated from Marquette University, Milwaukee, Wisconsin with a Bachelor’s Degree in Business Administration.

Hidenori Tazawa has served as a Director since 2004. He has been employed by JFE Steel America since 2004 where he serves as President. From 1976 through 2003, Mr. Tazawa held various management positions at NKK and NKK America with a primary focus on sales. Mr. Tazawa graduated from Touhoku University in 1976 with a Bachelor’s Degree in Law.

Toshihiro Kabasawa has served as a Director since July 2000. He has been employed by Kawasaki Steel Corporation since 1977 where he has held positions as Human Development Manager, Organization & Systems Manager, Steel Business Planning Manager and Manager of Overseas Business in Corporate Planning Department. He graduated from Tokyo University with a Bachelor’s Degree in Law.

Dalton Nosé has served as a Director since January 1, 2002. He has been employed by Companhia Vale do Rio Doce since February 2001 where he served as the Development Director. From 1975 through 2001, Mr. Nosé held management positions, including that of President and CEO, at a number of Brazilian steel and manufacturing companies, including twenty years of working with the KORF Group and associated companies in Germany and Brazil. Mr. Nosé had specialized in operations and engineering with a strong emphasis on implementing new technologies. Mr. Nosé graduated from Instituto Maua de Technologia with a B.S. in Metallurgical Engineering. Mr. Nose resigned his position with CVRD effective March 4, 2005.

Masakazu Kurushima joined the Company in July, 2004 as President and Chief Executive Officer. Mr. Kurushima came to the Company from JFE Steel America, Inc. where he served as President. Prior to his appointment to JFE Steel America, Mr. Kurushima was Staff General Manager of the Export Department of JFE Steel Corporation, Tokyo. He joined Kawasaki Steel Corporation in 1972 after graduating from Waseda University, Japan, with a degree in Economics.

Ricardo Bernardes joined the Company on September 15, 2003 as Executive Vice President and Chief Financial Officer. Mr. Bernardes held various financial and executive positions in Brazil with RBS Group from November 1995 to July 2003, including the positions of Executive Director of Business Development, CFO Media, Broadcasting Finance Director and Telecommunications Director. He is familiar with the steel industry from his work on various projects as a senior consultant for Booz Allen & Hamilton in Latin America and from his work experience with the Gerdau Group. Mr. Bernardes holds a Masters of Business Administration from the University of California, Los Angeles.

Toshiyuki Tamai has served as Executive Vice President, Operations since July 2001. He has been with CSI since 1995, previously holding positions as Manager, Hot Strip Rolling and Finishing Operations and General Manager, Hot Rolling and Tubular Products. He joined Kawasaki Steel Corporation in 1973 where he served as Manager at the No. 2 Hot Strip Mill at Chiba Works. Prior to joining CSI, he worked as Senior Staff Engineer at AK Steel, Middletown, Ohio. Mr. Tamai graduated from Kyoto University with a Bachelor’s Degree in Mechanical Engineering.

James Wilson has served as Vice President, Commercial since June, 2004, prior to which he served as Vice President, Sales since November 2000. He has been employed by California Steel Industries since 1984 holding the positions of Manager, Galvanized Products and Manager, Cold Rolled Products. Prior to joining California Steel Industries, he worked in various segments of the metals industry, including J.T. Ryerson & Sons, a service center, and in manufacturing. He graduated from the University of California, Berkeley, with a Bachelor of Science degree in Industrial Engineering.

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

Board Committees

Our Board of Directors has a Compensation Committee and an Operations and Finance Committee.

The Compensation Committee is comprised of four members: Mr. Toshi Kabasawa and Mr. Kazuo Fujisawa, both of JFE Steel Corporation, and Dalton Nosé, Director, and Mr. Marcus Roger M.M. da Costa, both of Companhia Vale do Rio Doce. The Compensation Committee met twice during 2004. The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

The Operations and Finance Committee is comprised of four members including Director Hidenori Tazawa and Mr. Hiroyuki Tezuka, both of JFE Steel Corporation, and Chairman of the Board, Mr. Vicente Wright and Mr. Leonardo Moretzsohn Andrade, both of Companhia Vale do Rio Doce. This committee met twice during 2004. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

There is no separate Audit Committee as audit related decisions are made by the entire Board of Directors. The Board of Directors does not contain an audit committee financial expert as such term is defined in Item 401(h)(2) of Regulation S-K as the Board has determined that such an expert is not necessary to properly carry out its oversight responsibilities.

Director Compensation

JFE Steel Corporation and Companhia Vale do Rio Doce were paid by the Company for providing the services of the Directors and the Committee Members for fiscal year 2004. The payment for Directors, except the Chairman, was $3,000 per month and $1,000 per month for committee members. Mr. Hamamoto, Chairman of the Board of Directors, until June 30, 2004, was paid a salary of $180,266 as our employee. In addition to his salary he received $28,849 in incentive compensation, $53,499 in other compensation and $9,211 in matching contribution to his account in our 401(k) plan. Mr. Vicente Wright, who became Chairman of the Board of Directors effective July 1, 2004, was President and CEO until June 30, 2004. His total compensation is shown under Item 11 – Executive Compensation Summary.

Code of Ethics

In 2004, we adopted a written code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is attached hereto as Exhibit 14.1.

Item 11. Executive Compensation

The following summary compensation table sets forth information regarding compensation earned in the fiscal years ended December 31, 2004, 2003, and 2002 by our Chief Executive Officer and each of our other four most highly compensated executive officers whose salary and bonus exceeded $100,000.

Summary Compensation Table

	Annual Compensation								Long-Term Compensation	All Other Compensation
Name and Principal Position	Year	Salary		Incentive Compensation		Other Annual Compensation			LTIP Payouts
Vicente Wright (1) President and Chief Executive Officer	2004 2003 2002	$ $ $	355,469 327,081 217,360	$ $ $	33,207 110,938 45,010	$ $ $	179,167 139,526 110,001	(3) (4) (5)	— — —	$ $ $	9,760 9,260 8,500	(2) (2) (2)

Masakazu Kurushima (1) President and Chief Executive Officer	2004		$173,886		$11,885		$25,734	(10)	—		—

Ricardo Bernardes Executive Vice President and Chief Financial Officer	2004 2003	$ $	229,334 60,568	$ $	21,354 200	$ $	81,815 5,299	(11) (12)	—	$ $	10,000 2,596	(2) (2)

Mr. Toshiyuki Tamai Executive Vice President, Operations	2004 2003 2002	$ $ $	229,334 224,763 217,360	$ $ $	38,226 115,502 64,789	$ $ $	47,705 59,458 26,984	(6) (7) (8)	— — —	$ $ $	9,865 9,973 5,462	(2) (2) (2)

Jim Wilson Vice President, Commercial	2004 2003 2002	$ $ $	211,017 206,042 200,000	$ $ $	22,979 106,371 23,650	$ $ $	15,396 17,563 16,797	(9) (9) (9)	— — —	$ $ $	9,769 9,942 8,500	(2) (2) (2)

Brett Guge Vice President, Administration & Corporate Secretary	2004 2003 2002	$ $ $	211,017 206,812 200,000	$ $ $	36,609 102,171 60,050	$ $ $	15,175 15,175 14,751	(9) (9) (9)	— — —	$ $ $	9,769 9,943 8,500	(2) (2) (2)

(1)	Mr. Masakazu Kurushima took over the position following the resignation of Mr. Vicente Wright on July 1, 2004 as Mr. Wright became Chairman of the Board of Directors.
(2)	Represents matching contributions made to the executive’s account in the Company’s 401(k) plan.
(3)	Represents $10,250 in car allowance and $168,917 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(4)	Represents $10,250 in car allowance and $129,276 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(5)	Represents $10,679 in car allowance and $99,322 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(6)	Represents $9,924 in car allowance and $37,781 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(7)	Represents $6,850 in car allowance and $52,608 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(8)	Represents $6,850 in car allowance and $20,134 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(9)	Represents car allowance and other fringe benefits.

(10)	Represents $4,268 in car allowance and $21,466 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(11)	Represents $10,250 in car allowance and $71,565 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(12)	Represents $3,033 in car allowance and $2,266 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

Supplemental Executive Retirement Plans and Separation Agreement

On January 16, 2003, the Company entered into a Supplemental Executive Retirement Plan with James L. Wilson, Vice President, Sales, intended to induce Mr. Wilson to remain in the Company’s employ. Upon his retirement, the Company is obligated to pay Mr. Wilson a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation. This benefit vests at the rate of 6% for 2003 and 7% per year thereafter, continuing yearly except for the year Mr. Wilson turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Wilson reaches age 65. At December 31, 2004, he was vested 13% under this agreement.

On September 19, 2000, the Company entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Vice President, Administration and Corporate Secretary, intended to induce Mr. Guge to remain in our employ. Upon his retirement, the Company is obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. At December 31, 2004, he was vested 20% under this agreement.

Shareholders’ Agreement

We are owned 50% by JFE Steel Corporation (formerly Kawasaki Steel Corporation), a Japanese corporation, and 50% by Rio Doce Limited, a New York corporation and a subsidiary of Companhia Vale do Rio Doce (“CVRD”), a Brazilian corporation. In June 2004, JFE Steel USA, Inc., a Delaware corporation (formerly Kawasaki Steel Holdings (USA), Inc.), also a subsidiary of JFE Steel Corporation, transferred its shares to JFE Steel Corporation. Our two stockholders entered into a Shareholders’ Agreement dated June 27, 1995, replacing a Shareholders’ Agreement dated June 1, 1987. According to the Shareholders’ Agreement, the stockholders agreed to subscribe for additional shares of our stock in proportion to their respective ownership if any new stock is issued, and increases in our capital stock from time to time shall be allocated between our common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of the Company’s common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders’ Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

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

Dispatched Personnel

Pursuant to agreements with our stockholders CVRD and JFE, certain of our executive officers and employees coming from the stockholders are treated as dispatched personnel, which means that these executive officers and employees retain active employment status in their home country with the stockholder who appointed them. These agreements further require that the Company provide certain benefits to employees who have been sent by a stockholder to work at the Company, such as extended home leave, home leave reimbursements and some other benefits. We further have an agreement with our stockholder, JFE, to reimburse JFE for the salary of employees who are designated as dispatched personnel, whereas dispatched personnel from our stockholder, CVRD, are paid directly by the Company.

Executive officers who in 2004 were treated as dispatched personnel from JFE Steel Corporation and its subsidiaries included Tatsuhiko Hamamoto, Masakazu Kurushima and Toshiyuki Tamai. Executive officers who in 2004 were treated as dispatched personnel from CVRD and its subsidiaries included Vicente Wright and Ricardo Bernardes. Mr. Hamamoto from JFE left CSI on June 30, 2004 and Mr. Vicente Wright, who left the company as a full time employee on December 31, 2004, is currently Chairman of the Board. Notwithstanding the retention of formal active status, all individuals designated as dispatched personnel, with the exception of Vicente Wright, are full time employees of the Company.

The compensation and benefits of executive dispatched personnel, including any home leave reimbursement, is set forth in the Summary Compensation Table in Item 11.

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

Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $13,000 for 2004. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the first 4% of the participant’s deferral under the 401(k) Plan each year and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Each plan year we may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant’s account based on the participant’s compensation for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Profit-Sharing Plan

We maintain a profit sharing plan under which bonuses are awarded based on a pool amount equal to 8% of our income before taxes excluding gain or loss on disposition of fixed assets and the results of Companhia Siderurgica de Tubarão. The basis for determining the profit sharing pool is subject to review and approval of our Board of Directors. The employee’s share in the pool amount is based on his or her length of service with us during the profit sharing period. Employees who voluntarily terminate their employment for reasons others than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award.

Compensation Committee Interlocks and Inside Participation

Mr. Toshihiro Kabasawa, Director, Dalton Nosé, Director, Mr. Kazuo Fujisawa, and Mr. Marcus Roger M.M. da Costa served as members of our Compensation Committee. None of the members of the Compensation Committee was, during 2004, an officer, employee or formerly an officer or employee of ours or our subsidiary.

Mr. Kabasawa served as General Manager of Overseas Business Planning of JFE Steel Corporation (formerly Kawasaki Steel Corporation) during 2004. JFE Steel Corporation is one of our stockholders. In 2004, Mr. Fujisawa served as Deputy General Manager of Overseas Business Planning of JFE Steel Corporation. In 2004, Mr. Marcus Roger M.M. de Costa served as General Manager of Human Resources and Corporate Administration of Companhia Vale do Rio Doce.

Board Compensation Committee Report on Executive Compensation

Executive compensation at California Steel Industries, including plan design and scope, covers five corporate executive officer positions and the Chairman of the Board. Executive compensation is the responsibility of the Board of Directors. Periodically the Board, through its Compensation Committee, authorizes benchmarking surveys of executive compensation for similarly sized manufacturing companies, including private companies and those publicly traded. The surveys are conducted by recognized consulting firms, analyzing executive compensation within the steel industry and other manufacturing sectors. California Steel Industries’ executive compensation program currently includes as its major elements a base annual salary and a management incentive program based on (i) annual performance of California Steel Industries, and (ii) individual performance measured against annual objectives.

Submitted by the Compensation Committee of the Board of Directors:

Toshi Kabasawa
Dalton Nosé
Kazuo Fujisawa
Marcus Roger M.M. de Costa

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2004, information regarding the shares of our common stock and Class C preferred stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock and Class C preferred stock. No director or named executive officer beneficially owns any shares of our common stock or Class C preferred stock.

	Common		Class C Preferred
Name of Beneficial Owner	Number	% of Class	Number	% of Class
Rio Doce Limited 546 5th Avenue, 12th Floor New York, New York 10036	500	50%	1,500	50%
JFE Steel Corporation (1) 2-3 Uchisaiwai-cho 2-chome Chiyoda-ku, Tokyo 100-0011 Japan	500	50%	1,500	50%

(1)	In 2004, JFE Steel U.S.A., Inc., transferred its common and Class C preferred stock in the Company to JFE Steel Corporation.

Rio Doce Limited is a subsidiary of Companhia Vale do Rio Doce, a Brazilian corporation.

Item 13. Certain Relationships and Related Transactions

Our stockholders, JFE Steel Corporation, and Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce, are parties to a Shareholders’ Agreement. According to the Shareholders’ Agreement, the stockholders control the election of the Board of Directors. The stockholders also indirectly control the appointment of officers through their right to jointly elect the president, who is entitled to appoint our other officers.

The Shareholders’ Agreement also provides for a Consultative Council, comprised of two members. Each stockholder is entitled to elect one member. The Consultative Council decides on all matters submitted to it by either or both of the stockholders and resolves deadlocks among the Board of Directors. We have transactions in the normal course of business with affiliated companies. For example, we purchase slab from Companhia Siderurgica de Tubarão, an affiliate of both Companhia Vale do Rio Doce and JFE Steel Corporation. During 2004, we purchased $151,863,000 of slab from Companhia Siderurgica de Tubarão and $14,611,000 of slab from JFE Steel Corporation. We conducted arms-length negotiations with Companhia Siderurgica de Tubarão and JFE Steel Corporation in 2004. The Shareholders’ Agreement provides that we shall continuously purchase slabs from Companhia Siderurgica de Tubarão under terms and conditions as agreed upon by Companhia Siderurgica de Tubarão and us. The executive officer negotiating the market price for the steel slab was our Executive Vice President & CFO.

We also hold a 4% interest in the common stock of Companhia Siderurgica de Tubarão, which represents 1.5% of the total equity interest in the company. Companhia Siderurgica de Tubarão is an affiliate of both Companhia Vale do Rio Doce and JFE Steel Corporation, our stockholders’ parent companies. In October 2004, we agreed in principal to sell our 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). The Company and Arcelor are both shareholders in CST and are parties to the existing CST Shareholders’ Agreement governing the transfer of CST shares. The transaction was structured by entering into an option and waiver agreement whereby Arcelor granted the Company an option to sell and the Company granted Arcelor an option to purchase the Company’s interest in CST. These options may be exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. It is the intention of the Company to exercise its option. In the waiver agreement, the Company further agreed to waive its right of first refusal under the CST Shareholders’ Agreement. Under the option agreement, all earnings or losses as well as dividends and distributions accrue to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise.

We further maintain contractual relationships with our stockholders in the form of Dispatched Personnel Agreements, as described in Item 11. Executive Compensation – Dispatched Personnel. These agreements provide for certain benefits and salary reimbursements with respect to personnel who are sent by the stockholders to work at the Company. All compensation and benefits paid to such personnel, including salary which is reimbursed, is set forth in Item 11. Executive Compensation – Summary Compensation Schedule.

Item 14. Principal Accounting Fees and Services

Aggregate Fees Billed by Principal Accountant in the Past Two Years.

	2004	2003
PricewaterhouseCoopers, LLP
Audit Fees	$225,500	$151,000
Audit Related Fees	$15,000	$—
Tax Fees	$—	$—
Other Fees	$—	$—

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements:

The following consolidated financial statements and schedule of the Registrant are included in response to Item 8 of this Report:

1. Consolidated Financial Statements:

All other schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(a)(3) Exhibits:

The Exhibits required to be filed with this Annual Report on Form 10-K are listed in the Exhibit Index included herein immediately following the Signature Page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of California Steel Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of California Steel Industries, Inc. and its subsidiary (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the years ended December 31, 2004 and 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

January 21, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

California Steel Industries, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of California Steel Industries, Inc. and subsidiary for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of California Steel Industries, Inc. and subsidiary for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Costa Mesa, California

January 17, 2003

California Steel Industries, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2004 and 2003

(Dollars in thousands, except for share amounts)

	2004	2003
Assets
Current assets
Cash and cash equivalents (Note 2)	$801	$42,647
Trade accounts receivable, less allowance for doubtful receivables of $700 and $400 in 2004 and 2003, respectively	95,216	50,206
Inventories (Note 3)	272,248	136,812
Deferred income taxes (Note 11)	1,887	463
Other receivables and prepaid expenses	5,225	4,191

Total current assets	375,377	234,319

Investment in affiliated company (Notes 6 and 9)	30,283	36,753
Other assets (Note 2)	2,477	2,661
Property, plant and equipment, net (Note 4)	229,732	233,612

Total assets	$637,869	$507,345

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (Note 9)	$59,266	$42,337
Accrued interest expense (Note 7)	2,731	3,252
Accrued utilities	7,354	3,303
Income taxes payable (Note 11)	13,467	1,982
Deferred rent	1,812	4,432
Other accrued expenses (Notes 10 and 12)	10,178	6,646

Total current liabilities	94,808	61,952

Long-term debt (Note 7)	154,000	150,000
Deferred income taxes (Note 11)	55,967	54,573
Commitments and contingencies (Notes 5, 7, 9, 10, 11 and 12)

Redeemable preferred stock (Note 8)
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000

Stockholders’ equity (Note 8)
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; issued none	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; issued none	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	293,094	200,820

Total stockholders’ equity	303,094	210,820

Total liabilities and stockholders’ equity	$637,869	$507,345

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Net sales	$1,256,992	$770,787	$769,719
Cost of sales (Note 9)	1,020,316	727,166	672,449

Gross profit	236,676	43,621	97,270

Selling, general and administrative expenses (Note 12)	29,179	24,997	26,013
(Gain) loss on disposition of property, plant and equipment	546	114	(492)

Income from operations	206,951	18,510	71,749
Other income (expense)
Loss on redemption of 8.5% senior notes (Note 7)	(9,025)	—	—
Equity in income (loss) of affiliate (Note 6)	(3,047)	1,950	150
Interest expense, net (Note 7)	(10,660)	(13,730)	(14,127)
Other, net	524	85	367

Income before income tax expense	184,743	6,815	58,139

Income tax expense (Note 11)	75,408	2,271	23,138

Net income	109,335	4,544	35,001

Preferred dividends declared and paid	(13,545)	(8,909)	(14,284)

Net income available to common stockholders	$95,790	$(4,365)	$20,717

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share amounts)

	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2001	$10,000	$190,198	$200,198

Net income for the year ended December 31, 2002	—	35,001	35,001
Cash dividends (Note 8)
Class C preferred stock, $4,761 on 3,000 shares	—	(14,284)	(14,284)
Common stock, $3,761 on 1,000 shares	—	(3,761)	(3,761)

Balance at December 31, 2002	10,000	207,154	217,154

Net income for the year ended December 31, 2003	—	4,544	4,544
Cash dividends (Note 8)
Class C preferred stock, $2,970 on 3,000 shares	—	(8,909)	(8,909)
Common stock, $1,969 on 1,000 shares	—	(1,969)	(1,969)

Balance at December 31, 2003	10,000	200,820	210,820

Net income for the year ended December 31, 2004	—	109,335	109,335
Cash dividends (Note 8)
Class C preferred stock, $4,515 on 3,000 shares	—	(13,545)	(13,545)
Common stock, $3,516 on 1,000 shares	—	(3,516)	(3,516)

Balance at December 31, 2004	$10,000	$293,094	$303,094

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$109,335	$4,544	$35,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	26,889	28,660	28,827
Loss on redemption of 8.50% senior notes	9,025	—	—
Deferred income taxes	(30)	6,780	3,791
(Gain) loss on disposition of property, plant and equipment	546	114	(492)
(Income) loss from equity investments	3,047	(1,950)	(150)
Changes in assets and liabilities
Trade accounts receivable, net	(45,010)	17,434	(16,103)
Inventories	(135,436)	53,897	(54,560)
Other receivables and prepaid expenses	(1,577)	(1,485)	4,025
Accounts payable	16,929	(29,535)	41,394
Accrued interest expense	(521)	(162)	2
Income tax payable	11,485	(792)	2,774
Other accrued expenses and deferred rent	4,963	749	3,219

Net cash provided by (used in) operating activities	(355)	78,254	47,728

Cash flows from investing activities
Additions to property, plant and equipment	(22,953)	(16,484)	(20,812)
Proceeds (disposal costs) from sale of property, plant and equipment	(155)	(98)	701
Advance on sale of investments	1,181	—	—
Dividends received from affiliate	2,242	1,962	567

Net cash used in investing activities	(19,685)	(14,620)	(19,544)

Cash flows from financing activities
Net advances (repayments) under line of credit agreement with banks	4,000	(13,000)	(16,000)
Net proceeds from issuance of 6.125% senior notes	148,125	—	—
Redemption of 8.50% senior notes	(150,000)	—	—
Premium on redemption of 8.50% senior notes	(6,870)	—	—
Dividends paid	(17,061)	(10,878)	(18,045)

Net cash used in financing activities	(21,806)	(23,878)	(34,045)

Net increase (decrease) in cash and cash equivalents	(41,846)	39,756	(5,861)

Cash and cash equivalents at beginning of year	42,647	2,891	8,752

Cash and cash equivalents at end of year	$801	$42,647	$2,891

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$10,972	$13,454	$13,885

Income taxes	$63,954	$(3,718)	$14,576

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

1.	Organization and Nature of Operations

California Steel Industries, Inc. and Subsidiary (the “Company”) was incorporated in the state of Delaware on November 3, 1983. Its stockholders consist of two U.S. companies, JFE Steel USA, Inc. (formerly Kawasaki Steel Holdings (USA), Inc.), a Delaware corporation, and Rio Doce Limited, a New York corporation, which each own 50% of the stock of the Company. From its site in Fontana, California, the Company manufactures a wide range of flat rolled steel products, including hot rolled, cold rolled, and galvanized coil and sheet. The Company also produces electric resistant welded pipe.

2.	Summary of Significant Accounting Policies

a)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

b)    Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. These bank accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At times, cash balances of any single account may be in excess of the FDIC insurance limit.

c)    Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts, using historical experience applied to an aging of accounts, regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

d)    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method of inventory accounting. Management routinely evaluates the carrying value of inventories and provides reserves when appropriate to reduce inventories to the lower of cost or market to reflect estimated net realizable value.

2.	Summary of Significant Accounting Policies (Continued)

e)    Investment in Affiliated Company

Investment in affiliated company consists of 4% of the common stock of Companhia Siderurgica de Tubarao (CST), a Brazilian semi-finished steel slab and hot rolled manufacturer. The investment is accounted for by the equity method, since combined investments in CST by the Company and certain other related companies allow for significant influence over the financing and operating activities of CST. The Company’s share of earnings or losses from this investment is reflected in other income (expense) in the accompanying consolidated statements of operations. Dividends are credited against the investment when received.

f)    Deferred Financing Costs

Debt issuance costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt agreement. Amortization of issuance costs is included as a component of interest expense for the fiscal period. These costs are included in the other assets in the 2004 and 2003 consolidated balance sheets.

g)    Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are as follows:

Plant and equipment	3 to 25 years
Plant refurbishment costs	10 years
Furniture and fixtures	5 years

Assets under construction are not depreciated until placed into service. Ordinary repairs and maintenance are charged to operating costs when incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the respective accounts, and any related gain or loss is included in the statement of operations.

h)    Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds it estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

2.	Summary of Significant Accounting Policies (Continued)

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

j)    Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures are capitalized if they meet one of the following criteria: (1) extend the useful life, increase the capacity, or improve the safety or efficiency of property, (2) mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) incurred in preparing property currently held for sale. The Company accrues for costs associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change (see Note 10). Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

k)    Self-Insurance Liability

The Company is self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the Company’s claims development history, case jurisdiction, related legislation, and the Company’s claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, the Company’s financial results could be impacted.

l)    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

2.	Summary of Significant Accounting Policies (Continued)

m)    Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt of similar maturities. The carrying amounts and fair values of financial instruments at December 31, 2004 and 2003 are listed as follows (dollars in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$150,000	$150,375	$150,000	$157,500
Notes payable	4,000	4,000	—	—

n)    Revenue Recognition

The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment and title has transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery and title has transferred to the customer.

o)    Shipping Costs

The Company charges shipping fees to certain customers based upon the actual amounts incurred. Amounts billed for shipping costs are included in net sales for 2004, 2003 and 2002. The Company includes the associated shipping costs in cost of sales, which were approximately $7,061,000, $7,231,000 and $15,364,000 during 2004, 2003 and 2002, respectively. Previously the Company had netted these costs against the amounts billed, included in net sales. Net sales and cost of sales for 2003 and 2002 have been adjusted to conform to this presentation.

p)    Reclassification

Certain prior year’s amounts have been reclassified to conform to the current year presentation.

2.	Summary of Significant Accounting Policies (Continued)

q)    Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

On September 30, 2004, the FASB issued FASB Staff Position Issue 03-1-b which delays the effective date of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” with the exception of the disclosure requirements contained in paragraphs 21-22 of the abstract which were largely effective for annual financial statements for fiscal years ending after December 15, 2003. This abstract provides guidance on the meaning of the phrase other-than-temporary impairment and its application to several types of investments, including equity method investments accounted for under APB 18, “The Equity Method of Accounting for Investments in Common Stock,” to clarify impairment model for equity securities that can be prepaid or otherwise settled in such a way that the investor would not receive substantially all of its cost and equity securities. The adoption of this recent accounting pronouncement did not have a material impact on the Company’s results of operations and financial condition.

On December 15, 2004 the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an Amendment of Accounting Principles Board Opinion No. 29” (“SFAS 153”). This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects the adoption of SFAS 153 will not have a material impact on its financial position or results of operations.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.

2.	Summary of Significant Accounting Policies (Continued)

The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers. On December 21, 2004, the FASB issued two FASB Staff Positions (“FSP”) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities and (2) the one-time tax benefit for the repatriation of foreign earnings. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, “Accounting for Income Taxes”. The FASB also confirmed, that upon deciding that some amount of earnings will be repatriated, a company must record in that period the associated tax liability. The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted. The Company is currently assessing the impact the Act will have on its financial position and results of operations.

3.	Inventories

Inventories at December 31, 2004 and 2003 consist of the following (dollars in thousands):

	2004	2003
Finished goods	$36,665	$17,562
Work in process	33,528	29,236
Raw materials	194,243	81,923
Supplies	7,812	8,091

Total inventories	$272,248	$136,812

4.	Property, Plant and Equipment

The following is a summary of property, plant and equipment at December 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Land	$17,682	$17,682
Plant and equipment	484,766	477,002
Plant refurbishment costs	22,220	22,220
Furniture and fixtures	10,924	10,488
Construction in progress	11,580	4,525

	547,172	531,917
Less accumulated depreciation	317,440	298,305

Total property, plant and equipment, net	$229,732	$233,612

4.	Property, Plant and Equipment (Continued)

There was no capitalized interest for the year ended 2004. Capitalized interest was approximately $52,000 and $319,000 for the years ended 2003 and 2002, respectively.

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $26,441,000, $28,049,000 and $28,206,000, respectively.

5.	Leases

The Company is obligated under various equipment leases that expire at various dates during the next four years. At December 31, 2004, the future minimum lease payments under noncancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

Years ending December 31,
2005	$3,439
2006	5,003
2007	5,040
2008	5,982
Thereafter	—

$19,464

Rental expense totaled approximately $5,575,000, $5,687,000 and $6,260,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	Investment in Affiliated Company

The investment in the net assets of CST accounted for under the equity method amounted to $30,283,000 and $36,753,000 at December 31, 2004 and 2003, respectively.

The Company received $2,242,000, $1,962,000 and $567,000 in dividends from CST during the years ended December 31, 2004, 2003 and 2002, respectively.

Summarized balance sheet information at September 30, 2004 and 2003 of the Company’s equity-method investee is as follows (dollars in thousands):

	2004	2003
Current assets	$664,061	$403,040
Property, plant and equipment, net	2,750,590	2,832,081
Other assets	122,577	138,423
Current liabilities	339,851	410,818
Long-term liabilities	487,392	581,106

6.	Investment in Affiliated Com pany (Continued)

Summarized statement of operations information for the nine months ended September 30, 2004, 2003 and 2002 of the Company’s equity-method investee, is as follows (dollars in thousands):

	2004	2003	2002
Net sales	$1,245,405	$962,224	$684,364
Gross profit	527,457	336,689	102,697
Net income and comprehensive income	392,835	100,943	61,982

In October 2004, the Company agreed in principal to sell its 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). The Company and Arcelor are both shareholders in CST and are parties to the existing CST Shareholders’ Agreement governing the transfer of CST shares. The transaction was structured by entering into an option and waiver agreement whereby Arcelor granted the Company an option to sell and the Company granted Arcelor an option to purchase the Company’s interest in CST. These options may be exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. It is the intention of the Company to exercise its option. In the waiver agreement, the Company further agreed to waive its right of first refusal under the CST Shareholders’ Agreement. Under the option agreement, all earnings or losses as well as dividends and distributions accrue to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise.

As a result of these agreements, the Company evaluated the carrying value of its investment in CST and recognized an impairment loss of approximately $5,258,000. The impairment loss was determined by comparing the carrying value of the investment to the ultimate cash flow to be generated to the Company as a result of the option agreement. The Company determined that this cash flow would essentially be the sales proceeds as agreed to in the option agreement. The impairment loss recognized in 2004 is offset by earnings of CST recognized by the Company prior to executing the option agreement in the amount of $2,211,000, resulting in a net loss of $3,047,000 in equity of affiliate in the 2004 consolidated statement of operations. As of December 31, 2004, the Company has received $1,181,000 as a cash advance, which is classified as a reduction of the in investment CST in the 2004 consolidated balance sheet.

7.	Notes Payable and Line of Credit

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

7.	Notes Payable and Line of Credit (Continued)

Under the Facility, a commitment fee is applied on the average daily undrawn portion of the commitments at a rate equal to the applicable margin. The applicable margin in effect from time to time will range from 0.2% to 0.5%, based upon the leverage ratio.

At the Company’s election, the amounts advanced under the facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is generally payable monthly and any accrued interest and principal is due and payable in June 2006.

As of December 31, 2004, outstanding borrowings of $4,000,000 consisted of advances payable at the base rate, which was 5.25%. There were no outstanding borrowings as of December 31, 2003. As of December 31, 2004, the Company had three outstanding letters of credit in the amount of $1,926,000 which expire on various dates through August 2005. This outstanding balance reduces the borrowing base. The Company had $104,074,000 of borrowings available under the Facility as of December 31, 2004.

Fees incurred on the Facility are being amortized over the term of the life of the loan. The unamortized amount of the financing costs was approximately $249,000 and $416,000 at December 31, 2004 and 2003, respectively, and are classified as other assets in the consolidated balance sheet.

The line of credit is collateralized by the Company’s accounts receivable, inventories less than one year old and equipment. The agreement requires compliance with certain covenants and restrictions with regard to the current ratio, tangible net worth, capital expenditures and shareholder distributions. At December 31, 2004 and 2003, the Company was in compliance with all covenants and restrictions.

On March 22, 2004, the Company issued an aggregate of $150,000,000 of ten-year, 6.125% unsecured senior notes due in March 2014. The interest on these new senior notes is payable on March 15 and September 15 of each year, commencing September 15, 2004.

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

With the proceeds of the 6.125% senior notes and cash on hand, the Company retired the 8.5% senior notes due in 2009. Of the total $150,000,000 payable, the Company redeemed $132,140,000 in March 2004, with the remaining $17,860,000 in April 2004. The Company also incurred a loss of $9,025,000 from early redemption of the 8.5% senior notes due in 2009, which included premium costs of $6,870,000 and expensing the unamortized issuance costs of $2,155,000. The unamortized portion of the financing costs related to the 6.125% senior notes due in 2014 was approximately $2,228,000 at December 31, 2004 and are classified as other assets in the consolidated balance sheet.

7.	Notes Payable and Line of Credit (Continued)

On June 24, 2004, the Company completed an exchange offer exchanging its unregistered 6.125% senior notes for 6.125% senior notes registered by the Company pursuant to a registration statement filed under the Securities Act of 1933.

Long-term debt at December 31, 2004 and 2003 consisted of the following (dollars in thousands):

	2004	2003
Senior Notes bearing interest at 6.125% interest payable semi-annually, due March 2014	$150,000	$—

Senior Notes bearing interest at 8.5%, interest payable semi- annually, due April 2009	—	150,000

Revolving Line of Credit payable to bank consist of amounts advanced under a $110,000,000 revolving credit facility, being interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable monthly and any accrued interest and principal are due and payable in full in June 2006.	4,000	—

	$154,000	$150,000

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

8.	Redeemable Preferred Stock and Stockholders’ Equity (Continued)

During the years ended December 31, 2004, 2003 and 2002, $17,061,000, $10,878,000 and $18,045,000, respectively, in dividends were declared and paid.

9.	Related Party Transactions

The Company has transactions in the normal course of business with affiliated companies. The Company is 50% owned by JFE Steel USA, Inc., a subsidiary of JFE Steel, a Japanese corporation, and 50% owned by Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce (“CVRD”), a Brazilian corporation.

The Company purchases steel slab from CST, an investee, and JFE Steel. For part of 2002, the Company chartered vessels from Seamar Shipping Corporation, a subsidiary of CVRD, for the ocean transfer of slab from Brazil to the Port of Los Angeles. The following represents amounts paid to the various affiliated companies for the years ended December 31 (dollars in thousands):

	2004	2003	2002
CST	$151,863	$87,252	128,976
JFE Steel	14,611	6,048	5,664
Seamar Shipping Corporation	—	—	574

At December 31, 2004 and 2002, no amounts were owed to affiliated companies. At December 31, 2003, the Company owed $12,611,000 for goods and services.

10.	Commitments and Contingencies

At December 31, 2004, the Company is committed, in the form of open purchase orders, to purchase approximately $109,234,000 in steel slabs and other commitments, of which none is from related parties.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacturing of its products, such as electricity and natural gas. Any such commodity commitments are expected to be purchased and used over a reasonable period of time in the normal course of business. Accordingly, pursuant to SFAS No. 133, they are not accounted for as a derivative.

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

10.	Commitments and Contingencies (Continued)

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in the other accrued expenses in the 2004 and 2003 consolidated financial statements. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

The Company is self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the Company’s claims development history, case jurisdiction, related legislation, and the Company’s claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, the Company’s financial results could be impacted.

11.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of the following (dollars in thousands):

	2004	2003	2002
Current:
Federal	$61,258	$(3,393)	$16,296
State	14,180	(1,116)	3,051

	75,438	(4,509)	19,347

Deferred:
Federal	(2,206)	5,840	2,781
State	2,176	940	1,010

	(30)	6,780	3,791

	$75,408	$2,271	$23,138

Actual tax expense from the “expected” tax expense (computed by applying the U.S. federal statutory tax rate of 35% to income before income tax expense) is as follows (dollars in thousands):

	2004	2003	2002
Computed “expected” tax expense	$64,660	$2,385	$20,349
State income taxes, net of federal benefit	10,615	412	3,363
State manufacturing investment credit, net of federal benefit	—	(526)	(724)
Other	133	—	150

	$75,408	$2,271	$23,138

11.	Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows (dollars in thousands):

	2004	2003
Deferred tax assets:
Inventory	$1,030	$565
State taxes	7,130	1,997
Allowance for doubtful accounts	307	175
Accrued expenses	2,517	1,861
Net operating loss carryforward	—	971
Other	—	26

Total gross deferred tax assets	10,984	5,595
Less valuation allowance	—	—

Net deferred tax assets	10,984	5,595

Deferred tax liabilities:
Property, plant and equipment	(57,671)	(54,567)
Undistributed earnings of affiliate	(2,624)	(2,129)
Other	(4,769)	(3,009)

Total gross deferred tax liabilities	(65,064)	(59,705)

Net deferred tax liabilities	$(54,080)	$(54,110)

Based on the Company’s historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 2004. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income. Nevertheless certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize the recorded tax benefits.

12.	Employee Benefit and Retirement Plans

a) 401(k) Plan

The Company maintains a 401(k) savings plan (the “401(k) Plan”), a tax qualified cash or deferred tax arrangement defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan provides the participants with benefits upon retirement, death, disability or termination of employment with the Company. Employees are eligible to participate in the salary reduction portion of the 401(k) Plan on the first day of the calendar month following their date of hire. Participants may authorize the Company to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed the legally permissible limits.

12.	Employee Benefit and Retirement Plans (Continued)

The 401(k) Plan provides for the Company’s discretionary matching and profit sharing contributions. The Company currently matches 100% of the first 4% of the participant’s deferral under the 401(k) Plan and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Participants are immediately 100% vested in both their contributions and Company contributions plus actual earnings and losses thereon. Company contributions are accrued as participant contributions are withheld and are paid in full to the trustee of the 401(k) Plan on a pay period basis. Each year the Company may elect to make additional contributions to the 401(k) Plan. This discretionary employer contribution, if the Company makes it, is allocated to each participant’s account based on the participant’s compensation for the year relative to the compensation of all the participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Plan expense for the years ended December 31, 2004, 2003 and 2002 were approximately $2,446,000, $2,247,000 and $2,235,000, respectively.

b)    Profit Sharing Plan

The Company sponsors a profit sharing plan under which contributions are established based on a pool amount, equal to 8% of the Company’s income before taxes, gain or loss on disposition of fixed assets, and equity in income (loss) of affiliate. The basis for determining the profit sharing pool is subject to review and approval of the Company’s board of directors. The employee’s share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2004, 2003 and 2002 were approximately $17,772,000, $891,000 and $5,215,000, respectively.

13.	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003 is as follows (dollars in thousands):

	Quarter
	1st	2nd	3rd	4th	Total
2004:
Net sales	$234,798	$290,048	$390,255	$341,891	$1,256,992
Gross profit	20,406	52,654	95,004	68,612	236,676
Income from operations	14,071	46,059	86,106	60,715	206,951
Net income	1,819	26,302	46,111	35,103	109,335

2003:
Net sales	$200,185	$183,411	$193,523	$193,668	$770,787
Gross profit	20,259	7,793	1,577	13,992	43,621
Income (loss) from operations	12,127	2,567	(3,990)	7,806	18,510
Net income (loss)	5,364	20	(3,955)	3,115	4,544

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		Deductions to Reserve	Balance at End of Period
		Charged to Costs and Expenses	Charged to other accounts
Year ended December 31, 2004 A/R Allowance	$400,000	$300,000	–	$–	$700,000
Year ended December 31, 2003 A/R Allowance	300,000	322,859	–	(222,859)	400,000
Year ended December 31, 2002 A/R Allowance	600,000	1,204,041	–	(1,504,041)	300,000

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2005

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MASAKAZU KURUSHIMA Masakazu Kurushima	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2005

/s/ RICARDO BERNARDES Ricardo Bernardes	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005

/s/ VICENTE WRIGHT Vicente Wright	Chairman of the Board	March 28, 2005

/s/ TOSHIHIRO KABASAWA Toshihiro Kabasawa	Director	March 28, 2005

/s/ DALTON NOSE Dalton Nose	Director	March 28, 2005

/s/ HIDENORI TAZAWA Hidenori Tazawa	Director	March 28, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (6)

3.3	Bylaws of the Registrant, as amended on July 16, 1999. (6)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series B note.(1)

4.3	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (8)

4.4	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (8)

4.5	First Supplemental Indenture dated March 19, 2004 between the Registrant and U.S. Bank National Association, a national banking association, as successor Trustee to State Street Bank and Trust Company of California, N.A. (8)

4.6	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Lending Institutions from time to time party thereto as lenders, BankBoston, N.A., in its capacity as Loan and Collateral Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC, as the Arrangers.(1)

10.2	Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia Siderurgica de Tubarão, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of December 11, 1986, Memorandum of Agreement No. MA-04, dated as of December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of December 11, 1996.(1)

10.3	Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

10.4	The Burlington Northern and Santa Fe Railway Company BNSFC 302606 Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad Company.(1)

10.5	Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of California, National Association.(1)

10.6	Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser Steel Land Development, Inc.(1)

10.7	Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.(1)

10.8	A 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental Protection Agency, Department of Toxic Substances Control.(1)

10.9	Purchase Agreement dated March 30, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.10	Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.11	Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(2)

10.12	First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BancBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(2)

10.13	Amendment to Supplemental Executive Retirement Plan, dated October 10, 2000, between the Registrant and James E. Declusin.(3)

10.14	Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the Registrant and Brett J. Guge.(3)

10.15	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company (4)

10.16	Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (5)

10.17	Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks. (5)

10.18	Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks. (7)

10.19	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 2 Regulated Transportation Contract, dated as of September 4, 2002, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company. (10)

10.20	Sixth Amendment, dated as of July 17, 2003, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks. (10)

10.21	Supplemental Executive Retirement Plan, dated as of January 16, 2003, between the Registrant and James L. Wilson (10)

10.22	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc. (9)

10.23	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor. (9)

14.1	Code of Ethics.

21.1	Subsidiaries of the Registrant.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on October 15, 2004
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 8, 2004.