Form 10-Q
period 2005-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2005-04-29
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

As of April 29, 2005, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of March 31, 2005	As of December 31, 2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,029	$801
Trade accounts receivable, less allowance for doubtful receivables of $925 at March 31, 2005 and $700 December 31, 2004	131,711	95,216
Inventories	276,581	272,248
Deferred income taxes	1,887	1,887
Other receivables and prepaid expenses	4,244	5,225

Total current assets	416,452	375,377

Investment in affiliated company	27,761	30,283
Other assets	2,375	2,477
Property, plant and equipment, net	226,272	229,732

Total assets	$672,860	$637,869

Liabilities, redeemable preferred stock and stockholders’ equity

Current liabilities:
Accounts payable	$72,624	$59,266
Accrued interest expense	475	2,731
Accrued utilities	5,107	7,354
Income taxes payable	13,400	13,467
Deferred rent	2,544	1,812
Other accrued expenses	15,182	10,178

Total current liabilities	109,332	94,808

Long-term debt	193,000	154,000

Deferred income taxes	55,967	55,967
Commitments and Contingencies (Note 6)

Redeemable Preferred Stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000

Stockholders’ equity:
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	274,561	293,094

Total stockholders’ equity	284,561	303,094

Total liabilities, redeemable preferred stock and stockholders’ equity	$672,860	$637,869

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended March 31,
	(unaudited)
	2005	2004
Net sales	$339,314	$234,798
Cost of sales	290,900	214,392

Gross profit	48,414	20,406

Selling, general and administrative expenses	7,293	6,338
(Gain) on disposition of property, plant & equipment	—	(3)

Income from operations	41,121	14,071

Other income (expense)

Loss on redemption of 8.50% senior notes	—	(9,025)
Equity in income of affiliate	—	1,258
Interest expense, net	(2,912)	(3,303)
Other, net	251	86

Income before income tax expense	38,460	3,087

Income tax expense	16,386	1,268

Net income	22,074	1,819

Preferred dividends declared and paid	(31,205)	(3,000)

Net loss available to common stockholders	$(9,131)	$(1,181)

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$22,074	$1,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	6,764	6,809
Loss on redemption of 8.50% senior notes	—	9,025
Gain on sale of property, plant & equipment	—	(3)
Undistributed earnings of affiliate	—	(1,258)
Change in assets and liabilities:
Trade accounts receivable, net	(36,495)	(18,119)
Inventories	(4,333)	(20,289)
Other receivables and prepaid expenses	981	313
Accounts payable	13,358	14,866
Income taxes payable	(67)	1,137
Accrued interest expense	(2,256)	(2,929)
Accrued utilities and other accrued expenses	3,489	(3,629)

Net cash provided by (used in) operating activities	3,515	(12,258)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,202)	(2,080)
Dividends received from affiliate	—	873
Advance received for the sale affiliate stock	2,522
Proceeds from the sale of property, plant and equipment	—	3

Net cash used in investing activities	(680)	(1,204)

Cash flows from financing activities:
Net proceeds from issuance of 6.125% senior notes	—	148,125
Net borrowings under line-of-credit agreement with banks	39,000	—
Redemption of 8.50% senior notes	—	(132,140)
Premium on redemption of 8.50% senior notes	—	(6,111)
Dividends paid	(40,607)	(3,000)

Net cash (used in) provided by financing activities	(1,607)	6,874

Net increase (decrease) in cash and cash equivalents	1,228	(6,588)
Cash and cash equivalents at beginning of period	801	42,647

Cash and cash equivalents at end of period	$2,029	$36,059

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$4,796	$6,159

Income taxes	$17,539	$131

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of March 31, 2005 and December 31, 2004 (audited) and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of our management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2004. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results expected for the full year.

2. New Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued a Staff Position (“FSP”) regarding the accounting implications of the Act related to the deduction for qualified domestic production activities. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, “Accounting for Income Taxes”. The guidance in the FSP applies to financial statements for periods ending after the date the Act was enacted. The Company is currently assessing the impact the Act will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

On December 15, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an Amendment of Accounting Principles Board Opinion No. 29” (“SFAS 153”). This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects the adoption of SFAS 153 will not have a material impact on its financial position or results of operations.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	March 31, 2005	December 31, 2004
	(unaudited)
	(In thousands)
Finished goods	$44,035	$36,665
Work-in-process	34,383	33,528
Raw materials	188,803	194,243
Other	9,360	7,812

Total	$276,581	$272,248

4. Investment in Affiliated Company

The investment in the net assets of Companhia Siderurgica de Tubarão (“CST”) accounted for under the equity method amounted to $27,761,000 at March 31, 2005 and $30,283,000 at December 31, 2004.

The Company received $873,000 in dividends from CST during the three months ended March 31, 2004 and no dividends were recorded in the same three months period ended March 31, 2005.

In October 2004, the Company agreed in principal to sell its 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). The Company and Arcelor are both shareholders in CST and are parties to the existing CST Shareholders’ Agreement governing the transfer of CST shares. The transaction was structured by entering into an option and waiver agreement whereby Arcelor granted the Company an option to sell and the Company granted Arcelor an option to purchase the Company’s interest in CST. These options may be exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. It is the intention of the Company to exercise its option. In the waiver agreement, the Company further agreed to waive its right of first refusal under the CST Shareholders’ Agreement. Under the option agreement, all earnings or losses as well as dividends and distributions accrue to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise. Based on the terms of the option agreement described above, the Company’s recorded investment in CST reflects the ultimate proceeds to be received from Arcelor and does not reflect the proportionate share of the net assets shown above.

As a result of these agreements, the Company evaluated the carrying value of its investment in CST and recognized an impairment loss of approximately $5,258,000 in 2004. The impairment loss was determined by comparing the carrying value of the investment to the ultimate cash flow to be generated to the Company as a result of the option agreement. The Company determined that this cash flow would essentially be the sales proceeds as agreed to in the option agreement. The impairment loss recognized in 2004 is offset by earnings of CST recognized by the Company prior to executing the option agreement in the amount of $2,211,000, resulting in a net loss of $3,047,000 in equity of affiliate in the 2004 consolidated statement of operations. As of December 31, 2004, the Company has received $1,181,000 as a cash advance, which is classified as a reduction of the investment in CST in the 2004 consolidated balance sheet. In addition, during the three months period ended March 31, 2005, the Company also received $2,522,000 as an advance which is also classified as a reduction of the investment in CST at March 31, 2005.

Summarized balance sheet information of the Company’s equity-method investee, is as follows (there has historically been a lag of at least one fiscal quarter in the availability of financial information from CST, which is a Brazilian corporation) (dollars in thousands):

	December 31, 2004*	September 30, 2004
Current assets	$712,597	$664,061
Property, plant and equipment	2,840,801	2,750,590
Other assets	94,989	122,577
Current liabilities	316,006	339,851
Long-term liabilities	477,359	487,392

*	Based on the terms of the option agreement described above, the Company’s recorded investment in CST reflects the ultimate proceeds to be received from Arcelor and does not reflect the proportionate share of the net assets shown above.

Summarized statement of operations information for three months ended December 31, 2004 and March 31, 2004 of the Company’s equity-method investee is as follows (dollars in thousands):

	December 31, 2004**	March 31, 2004
Net sales	$577,576	$350,551
Gross profit	284,343	135,986
Net income and comprehensive income	200,843	61,755

**	Based on the terms of the option agreement described above, all income accrues to the benefit of Arcelor subsequent to October 2004. Therefore, CSI has no share in the income earned for the three months ended March 31, 2005.

5. Issuance of 6.125% Senior Notes due 2014.

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

With the proceeds of the 6.125% senior notes and cash on hand the Company retired $150,000,000 of ten year 8.50% unsecured senior notes due in 2009. Of the total $150,000,000 payable, the Company redeemed $132,140,000 in March 2004, with the remaining $17,860,000 in April 2004.

6. Commitments and Contingencies

At March 31, 2005, the Company is committed, in the form of open purchase orders, to purchase approximately $151,085,000 in steel slabs and other commitments, of which $55,000,000 is from related parties.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other accrued expenses at March 31, 2005 and December 31, 2004 consolidated financial statements. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may contain words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project”, “may,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we are identifying important risk factors that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The risk factors identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these risk factors, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

The following risk factors may affect our operating results and the environment within which we conduct our business:

•	Fluctuations in raw materials and freight prices as a result of changes in global steel consumption;

•	Our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases;

•	The possibility of deadlocks among our board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of our board currently consisting of four members as elected by our two stockholders, each of whom holds 50% of our stock;

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures; our ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the Company’s manufacturing plant;

•	The Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•	Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•	Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

Results of Operations

	Tons Billed Three months ended March 31,
	2005	2004
	(unaudited)
Hot Rolled	184,646	255,060
Cold Rolled	40,772	64,135
Galvanized	169,679	201,652
ERW Pipe	53,041	45,783

Total	448,138	566,630

Net sales. Net sales increased $104,516,000, or 44.5%, from $234,798,000 for the three months ended March 31, 2004 to $339,314,000 for the same period ended March 31, 2005. However, due to the market conditions, our billed tons decreased by 118,492 net tons, or 20.9%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The unit prices, which started increasing from third quarter of 2004, continued during this quarter also, resulting in increased sales. The unit price increase in this quarter for 2005 compared to the same quarter of 2004 contributed approximately $151,187,000 offset by decreased tonnage billed in the current quarter which reduced our sales by $48,763,000. The product mix contributed $1,010,000 to our net sales in this quarter compared to the same quarter last year.

Gross profit. Gross profit increased $28,008,000, or 137.3%, from $20,406,000 for the three months ended March 31, 2004 to $48,414,000 for the three months ended March 31, 2005. Gross profit as a percentage of net sales increased from 8.7% for the three months ended March 31, 2004 to 14.3% for the same period in 2005, primarily as a result of increase in our average selling price.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses increased $955,000, or 15.1%, from $6,338,000 for three months ended March 31, 2004 to $7,293,000 for three months ended March 31, 2005. However, SG&A expenses as a percentage of sales decreased from 2.7% for three months ended March 31, 2004 to 2.1% for three months ended March 31, 2005. The SG&A expenses were largely in line with the increase in sales.

Loss on redemption of 8.50% senior notes. Last year for the three months ended March 31, 2004, the Company incurred a loss of $9,025,000 from early redemption of its 8.50% senior notes due in 2009. There was no such loss for three months ended March 31, 2005. The prior years amount included premium costs of $6,870,000 and the write-off of the remaining unamortized issuance cost of $2,155,000 related to these senior notes. The redeemed senior notes were replaced by 10 year 6.125% senior notes issued in March 2004 and are due in 2014. By early redemption of our 8.50% senior notes and the issuance of 6.125% senior notes, there will be a reduction of over $3,562,000 in the Company’s interest cost annually.

Equity in income (loss) of affiliate. There was no equity income (loss) during three months ended March 31, 2005 compared to income of $1,258,000 for the same three-month period ended March 31, 2004. In 2004, the Company entered into an option and waiver agreement with Arcelor S.A. (“Arcelor”) regarding Arcelor’s acquisition of the Company’s 4% interest in the common stock (which equates to 1.5% of total shareholders’ equity) in Companhia Siderurgica de Tubarão (“CST”). CSI and Arcelor are both shareholders in CST and are parties to the existing CST Shareholders’ Agreement governing the transfer of CST’s shares. Pursuant to the option agreement, Arcelor granted to CSI an option to sell, and CSI granted to Arcelor an option to purchase CSI’s interest in CST. These options may be exercised during the thirty day period following the termination of the CST Shareholders’ Agreement on May 25, 2005. In the waiver agreement, CSI further agreed to waive its right of first refusal under the CST Shareholders’ Agreement. Under the option agreement, all earnings or losses as well as dividends and distributions accrue to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise.

Interest expense, net. Interest expense decreased $391,000, or 11.8%, from $3,303,000 for the three months ended March 31, 2004 to $2,912,000 for the same period in 2005, primarily as a result of the issuance of 6.125% senior notes issued in March 2004 and early redemption of the Company’s 8.50% senior notes due in 2009. This was offset by a higher average revolver loan balance during the first quarter of 2005 compared the same period last year. Interest expense figures are net of interest income of $67,000 for the three months ended March 31, 2004 and $31,000 for the same period in 2005. There was no capitalized interest in any of the periods.

Income taxes. Due to higher income before taxes of $38,460,000 for the three months ended March 31, 2005 compared to $3,087,000 for the same period in 2004, the Company’s income tax increased $15,118,000, from $1,268,000, for the three months ended March 31, 2004 to a $16,386,000 expense for the three months ended March 31, 2005. Our effective tax rate was 42.6% for three months ended March 31, 2005 compared to 41.1% for three months ended March 31, 2004.

Net income. Net income for the three months ended March 31, 2005 was $22,074,000 compared to net income of $1,819,000 for the three months ended March 31, 2004, an increase of $20,255,000.

Liquidity and Capital Resources

At March 31, 2005, the Company had $2,029,000 in cash and cash equivalents and approximately $65,000,000 in financing available under its credit facilities. During the three months ended March 31, 2005, cash flow from operations provided $3,515,000, which consisted of generation of cash flow of $22,074,000 in net income, $6,764,000 in depreciation and amortization expense and a net cash flow decrease of $25,323,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $4,333,000 increase in inventories and a $36,495,000 increase in trade accounts receivable offset by a $13,358,000 increase in payables. Cash flow from investing activities during the three months ended March 31, 2005 consisted of $3,202,000 of capital expenditures partially offset by advances received for the sale of the Company’s 4% interest in the common stock (which equates to 1.5% of total shareholders’ equity) in CST. Cash flows from financing activities during the three months ended March 31, 2005 consisted of $39,000,000 net borrowing under our revolver and a dividend payment of $40,607,000 on the Company’s common and preferred stock during the three month period ended March 31, 2005. During the three month period ended March 31, 2005, the Company also paid $4,593,750, representing payment of interest on its 6.125% senior notes due in 2014.

In March 1999, the Company entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. On June 30, 2003, this bank facility was amended with the bank group led by Bank of America, as an agent, Wells Fargo bank, Bank of Tokyo-Mitubishi and Mizuho Corporate bank to $110,000,000 for a new period of three years expiring on June 30, 2006. There was $43,000,000 outstanding under this facility as of March 31, 2005. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Advances under this facility may be used for working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, the Company issued an aggregate of $150,000,000 of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, the Company retired its 8.50% senior notes due in 2009. Interest on the Company’s 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of the Company’s subordinated indebtedness and equal in right of payment to all of its existing and future indebtedness that is not by its terms subordinated to the notes. The Company may redeem the notes at any time after March 15, 2009. In addition, the Company may redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering. The indenture governing the notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of its assets and the assets of certain subsidiaries on a consolidated basis.

The Company currently has approximately $10,915,000 in material commitments for capital expenditures expected to be completed during fiscal 2005. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2005 is approximately $46,000,000, including $20,000,000 for refinancing of its Continuous Galvanizing Line # 2.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. The Company believes that cash generated from operations and available borrowings under its bank facility will be sufficient to enable it to meet its liquidity requirements for fiscal 2005. The Company was in compliance with all the bank covenants at the end of March 31, 2005.

Commitment and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of March 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$193,000	$—	43,000	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	19,431	7,647	10,451	1,333	—
Purchase Obligations (1)	151,085	151,085	—	—	—
Estimated Interest Payments on Debt (2)	82,812	9,187	18,375	18,375	36,875
Planned Expenditures on Environmental Matters (3)	1,800	—	300	1,000	500
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$448,128	$167,919	$72,126	$20,708	$187,375

(1)	Amounts relate to contractual commitments to purchase $89.2 million of steel slabs and other assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in March 2014.
(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 6 to the Financial Statements.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission (“SEC”) requested that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

Allowance for Doubtful Accounts. The Company has attempted to reserve for expected credit losses based on past experience with similar accounts receivable and believes its reserves to be adequate. It is possible, however, that the accuracy of the Company estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. The Company continually reviews and refines the estimation process to make it as reactive to these changes as possible; however, it cannot guarantee that it will be able to accurately estimate credit losses on these accounts receivable.

Environmental reserve: The Company has engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in the other accrued expenses in the March 31, 2005 consolidated financial statements. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to fluctuations in interest rates on its $110,000,000 floating interest rate bank facility. The Company does not currently use interest rate swaps or other types of derivative financial instruments.

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its bank facility, changes in interest rates generally does not affect the fair value of such debt, but does affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. As the new notes were issued on March 22, 2004, the Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 3.875% (including margin) and 5.750%, respectively, at March 31, 2005. The Company estimates that the average amount of debt outstanding under the facility for fiscal year 2005 will be approximately $12.2 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $122,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate bank facility will have a material impact on its financial position, results of operations or liquidity.

The Company requires an average of approximately 40 megawatts of electricity demand in operating our equipment to produce our products. During 2004, the Company participated in the direct access program whereby electricity customers can contract directly with energy service providers for energy. The Company continuously evaluates its options for energy, including the possibility of leaving the direct access program and returning to the full-service bundled tariff from the local utility distribution company, Southern California Edison. The Public Utilities Commission of the State of California (PUC) issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt-hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. The CRS, if continued at 2.7 cents per kwh is projected to result in additional costs for the Company’s electricity service of approximately $9,000,000 per year at its current production levels. The Company’s electricity costs accounted for approximately 2.4% and 3.2% of its cost of goods sold for the three months period ending on March 31, 2005 and 2004, respectively.

In February 2005, the Company purchased a fixed-price block of electricity covering about 85% of its energy requirements, with the remainder of requirements purchased at the floating hourly market price. In an effort to manage risk effectively, the Company will continue to monitor the electricity forward market pricing for possible additional hedge buying.

The Company generally utilizes a daily average of about 12,000 million British thermal units, or MMBTUs, of natural gas to produce its products. The Company pays for the commodity and for delivery charges from the Southern California border. For the last several years natural gas prices have experienced volatility. To stabilize such volatility, the Company regularly uses a risk management approach to fix the price on portions of its natural gas requirements up to two years ahead, through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis.

The Company currently has in place purchase agreements for 20% of our natural gas commodity requirements for 2005, and approximately 80% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. The Company’s natural gas costs accounted for approximately 2.3% and 3.2% of its cost of goods sold for the three months period ending on March 31, 2005 and 2004, respectively.

ITEM 4. CONTROLS AND PROCEDURES

For the period ending March 31, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of March 31, 2005, that there were no changes in the Company’s internal controls or in other factors that could significantly affect its internal controls.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time in the ordinary course of business, subject to various pending or threatened legal actions. The Company believes that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index included herein immediately following the Signature Page.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on January 25, 2005

Item 12. Use of Non-GAAP Financial Measures

2004 Financial Results disclosed in Press Release

(2)	Form 8-K filed on April 12, 2005

Item 12. Use of Non-GAAP Financial Measures

First Quarter 2005 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2005

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999.(2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(3)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(3)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc.(4)

10.2	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor.(4)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on October 27, 2004.