Form 10-Q
period 2005-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2005-07-27
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

As of July 27, 2005, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of June 30, 2005	As of December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,608	$801
Trade accounts receivable, less allowance for doubtful receivables of $1,075 at June 30, 2005 and $700 at December 31, 2004	89,134	95,216
Inventories	258,383	272,248
Deferred income taxes	1,887	1,887
Other receivables and prepaid expenses	3,346	5,225

Total current assets	438,358	375,377

Investment in affiliated company	—	30,283
Other assets	2,273	2,477
Property, plant and equipment, net	219,990	229,732

Total assets	$660,621	$637,869

Liabilities, redeemable preferred stock and stockholders’ equity

Current liabilities:
Accounts payable	$104,011	$59,266
Accrued interest expense	2,721	2,731
Accrued utilities	4,893	7,354
Income taxes payable	3,690	13,467
Deferred rent	3,639	1,812
Other accrued expenses	11,466	10,178

Total current liabilities	130,420	94,808

Long-term debt	150,000	154,000
Deferred income taxes	55,967	55,967
Commitments and contingencies (Note 6)

Redeemable preferred stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000

Stockholders’ equity:
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	284,234	293,094

Total stockholders’ equity	294,234	303,094

Total liabilities, redeemable preferred stock and stockholders’ equity	$660,621	$637,869

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)
	2005	2004	2005	2004
Net sales	$306,595	$290,048	$645,909	$524,846
Cost of sales	284,149	237,394	575,049	451,786

Gross profit	22,446	52,654	70,860	73,060

Selling, general and administrative expenses	6,611	6,595	13,904	12,933
(Gain) on disposition of PP&E	(3,304)	—	(3,304)	(3)

Income from operations	19,139	46,059	60,260	60,130

Other income (expense):

Loss on redemption of 8.50% senior notes	—	—	—	(9,025)
Equity in income of affiliate	—	953	—	2,211
Interest expense, net	(3,400)	(2,509)	(6,312)	(5,812)
Other, net	313	110	564	196

Income before income tax expense	16,052	44,613	54,512	47,700

Income tax expense	6,379	18,311	22,765	19,579

Net income	9,673	26,302	31,747	28,121

Preferred dividends declared and paid	—	—	(31,205)	(3,000)

Net income available to common shareholders	$9,673	$26,302	$542	$25,121

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$31,747	$28,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	13,535	13,617
Loss on redemption of 8.50% senior notes	—	9,025
Gain on sale of property, plant & equipment	(3,304)	(3)
Undistributed earnings of affiliate	—	2,211
Change in assets and liabilities:
Trade accounts receivable, net	6,082	(33,610)
Inventories	13,865	(32,979)
Other receivables and prepaid expenses	1,879	1,176
Accounts payable	44,745	9,810
Income taxes payable	(9,777)	19,117
Accrued interest expense	(10)	(632)
Accrued utilities and other accrued expenses	654	927

Net cash provided by operating activities	99,416	12,358

Cash flows from investing activities:
Additions to property, plant and equipment	(6,838)	(8,038)
Dividends received from affiliate	—	873
Proceeds from sale of affiliate stock	30,283	—
Proceeds from the sale of property, plant and equipment	6,553	3

Net cash provided by (used) in investing activities	29,998	(7,162)

Cash flows from financing activities:
Net proceeds from issuance of 6.125% senior notes	—	148,125
Net payment under line-of-credit agreement with banks	(4,000)	—
Redemption of 8.50% senior notes	—	(150,000)
Premium on redemption of 8.50% senior notes	—	(6,870)
Dividends paid	(40,607)	(3,000)

Net cash used in financing activities	(44,607)	(11,745)

Net increase (decrease) in cash and cash equivalents	84,807	(6,549)
Cash and cash equivalents at beginning of period	801	42,647

Cash and cash equivalents at end of period	$85,608	$36,098

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$5,165	$6,311

Income taxes	$33,628	$131

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of June 30, 2005 and December 31, 2004 (audited) and for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2004. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results expected for the full year.

2. New Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Act also creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Act also provides for other changes in tax law that will affect a variety of taxpayers. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued a Staff Position (“FSP”) regarding the accounting implications of the Act related to the deduction for qualified domestic production activities. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, “Accounting for Income Taxes”. The guidance in this FSP applies to financial statements for periods ending after the date the Act was enacted. The adoption of this FSP does not have a material impact on the results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but does not expect SFAS 151 to have a material impact.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	June 30, 2005	December 31, 2004
	(unaudited)
	(In thousands)
Finished goods	$38,846	$36,665
Work-in-process	30,304	33,528
Raw materials	179,035	194,243
Other	10,198	7,812

Total	$258,383	$272,248

4. Investment in Affiliated Company

The investment in the net assets of Companhia Siderurgica de Tubarão (“CST”) accounted for under the equity method amounted to $30,283,000 at December 31, 2004. The investment was sold in June 2005.

The Company received $2,211,000 in dividends from CST during the six months ended June 30, 2004 and no dividends were recorded in the same six months period ended June 30, 2005.

In October 2004, the Company agreed in principal to sell its 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). The transaction was structured by entering into an option and waiver agreement whereby Arcelor granted the Company an option to sell and the Company granted Arcelor an option to purchase the Company’s interest in CST. These options were exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. Under the option agreement, all earnings or losses as well as dividends and distributions accrued to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise. Based on the terms of the option agreement described above, the Company’s recorded investment in CST, prior to the sale, reflected the ultimate proceeds from Arcelor and did not reflect the proportionate share of the net assets shown above.

The Company evaluated the carrying value of its investment in CST and recognized an impairment loss of approximately $5,258,000 in 2004. The impairment loss was determined by comparing the carrying value of the investment to the ultimate cash flow to be generated to the Company as a result of the option agreement. At that time, the Company determined that this cash flow would essentially be the sales proceeds as agreed to in the option agreement. The impairment loss recognized in 2004 was offset by earnings of CST recognized by the Company prior to executing the option agreement in the amount of $2,211,000, resulting in a net loss of $3,047,000 in equity of affiliate in the 2004 consolidated statement of operations. As of December 31, 2004, the Company had received $1,181,000 as a cash advance, which was classified as a reduction of the investment in CST in the 2004 consolidated balance sheet. In addition, during the first three months period ended March 31, 2005, the Company received $2,522,000 as an advance. The Company exercised its option in June 2005 to sell the stock and received the remaining balance of $27,761,000 in June 2005.

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

With the proceeds of the 6.125% senior notes and cash on hand, the Company retired $150,000,000 of ten year 8.50% unsecured senior notes due in 2009. Of the total $150,000,000 payable, the Company redeemed $132,140,000 in March 2004, with the remaining $17,860,000 in April 2004.

6. Sale of Surplus Land

The Company sold a surplus parcel of land for a total of $7.1 million, which resulted in a net gain of $3.6 million. The gain is reflected in the consolidated statements of operations.

7. Commitments and Contingencies

At June 30, 2005, the Company is committed in the form of total open purchase orders, to purchase approximately $197,612,000 for goods and services, of which $136,512,000 is for steel slabs.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other accrued expenses at June 30, 2005 and December 31, 2004 consolidated financial statements. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

The following risk factors may affect our operating results and the environment within which we conduct our business:

•	Fluctuations in raw materials and freight prices as a result of changes in global steel consumption;

•	Our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases;

•	The possibility of deadlocks among our board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of our board currently consisting of four members as elected by our two stockholders, each of whom holds 50% of our stock;

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures; our ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the Company’s manufacturing plant;

•	The Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•	Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•	Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

Results of Operations

	Tons Billed Three months ended June 30,		Tons Billed Six months ended June 30,
	2005	2004	2005	2004
Hot Rolled	176,815	235,858	361,461	490,918
Cold Rolled	45,514	62,019	86,286	126,154
Galvanized	164,049	181,569	333,728	383,221
ERW Pipe	41,373	50,515	94,414	96,298

Total	427,751	529,961	875,889	1,096,591

Net sales. Net sales increased $16,547,000, or 5.7%, from $290,048,000 for the three months ended June 30, 2004 to $306,595,000 for the same period in 2005. Year-to-date net sales increased $121,063,000, or 23.1%, from $524,846,000 for the six months ended June 30, 2004 to $645,909,000 for the six months ended June 30, 2005. Our billed tons decreased by 102,210 net tons, or 19.3%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Our year-to-date net tons billed were lower by 220,702, or 20.1%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The average unit price is higher in the second quarter and for the six months period ending June 30, 2005, compared to the same period of 2004 and contributed approximately $72,605,000 for the quarter and $225,001,000 for the six months period ending June 30, 2005. This price increase was offset by lower tonnage billed in the current quarter and for the six months period ending June 30, 2005, which reduced our sales by $56,092,000 for the quarter and $105,419,000 for the six months period ending June 30, 2005. The product mix also contributed $378,000 and $743,000, respectively, to our net sales in this quarter and six months ending June 30, 2005, compared to the same period last year. The shipment tons are lower in the three and six months period ending June 30, 2005 compared to the same period in 2004 as the demand for flat rolled products is lower, reflecting overall conditions in the steel industry.

Certain prior year’s amounts have been reclassified to conform with the current year presentation.

Gross profit. Gross profit decreased $30,208,000, or 57.4% from $52,654,000 for the three months ending June 30, 2004 to $22,446,000 for the same period in 2005. Year-to-date gross profit decreased $2,200,000, or 3.0%, from $73,060,000 for the six months ended June 30, 2004 to $70,860,000 for the six months ended June 30, 2005. Gross profit as a percentage of net sales decreased from 18.2% for the three months ending June 30, 2004 to 7.3% for the three months ending June 30, 2005 and from 13.9% for the six months ended June 30, 2004 to 11.0% for the same period in 2005. Our gross profit decreased as a result of an increase in our raw material consumption costs and lower sales volume.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses increased $16,000, or 0.2%, from $6,595,000 for three months ended June 30, 2004 to $6,611,000 for the three months ended June 30, 2005. Year-to-date SG&A expenses increased $971,000, or 7.5%, from $12,933,000 for the six months ended June 30, 2004 to $13,904,000 for the same period in 2005. There were no individually significant factors that accounted for this change.

Gain/loss on the sale of property, plant and equipment. There was a net gain of $3,304,000 during the three and six months ended June 30, 2005. The majority of the gain was on the sale of a surplus parcel of land which was offset by losses on the sale of various equipment. No such gain was recorded for the same periods in 2004.

Equity in income (loss) of affiliate. There was no equity income (loss) during three and six months ended June 30, 2005 compared to income of $953,000 and $2,211,000 for the same three and six months period ended June 30, 2004. In 2004, the Company entered into an option and waiver agreement with Arcelor S.A. (“Arcelor”) regarding Arcelor’s acquisition of the Company’s 4% interest in the common stock (which equates to 1.5% of total shareholders’ equity) in Companhia Siderurgica de Tubarão (“CST”). Pursuant to the option agreement, Arcelor granted to the Company an option to sell, and the Company granted to Arcelor an option to purchase the Company’s interest in CST. These options were exercised during the thirty day period following the termination of the CST Shareholders’ Agreement on May 25, 2005. In the waiver agreement, the Company further agreed to waive its right of first refusal under the CST Shareholders’ Agreement. Under the option agreement, all earnings or losses as well as dividends and distributions accrued to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise. The Company exercised its option and sold its stock to Arcelor in June 2005.

Interest expense, net. Interest expense increased $891,000, or 35.5%, from $2,509,000 for the three months ended June 30, 2004 to $3,400,000 for the same period in 2005. The year-to-date interest expense increased $500,000, or 8.6%, from $5,812,000 for the six months ended June 30, 2004 to $6,312,000 for the same period in 2005. As a result of higher average revolver loan balance and interest accrued for IRS settlement for previous years audit accounted for the increase in interest during 2005. Interest expense figures are net of interest income of $42,000 and $109,000 for the three and six months ended June 30, 2004 and $217,000 and $247,000 for the same periods in 2005, respectively. There was no capitalized interest in any of the periods.

Income taxes. Due to lower income before taxes of $16,052,000 for the three months ended June 30, 2005 compared to $44,613,000 for the same period in 2004, the Company’s income tax decreased $11,932,000, from $18,311,000, for the three months ended June 30, 2004 to $6,379,000 for the three months ended June 30, 2005. As a result of higher income before taxes of $54,512,000 for the six months period ended June 30, 2005 compared to $47,700,000 for the same period of 2004, our year-to-date income tax expense increased $3,186,000 from $19,579,000 for the six months ended June 30, 2004 to $22,765,000 for the same period in 2005. Our effective tax rate was 39.7% and 41.8% for three and six months ended June 30, 2005 compared to 41.0% for the same periods in 2004. Our effective tax rate for the six month period ending June 30, 2005 was higher as the Company accrued an additional tax expense in the first quarter of 2005 for prior year’s taxes paid to the state.

Net income. Net income for the three and six months ended June 30, 2005 was $9,673,000 and $31,747,000, respectively, compared to a net income of $26,302,000 and $28,121,000 for the same periods in 2004.

Certain Liquidity and Capital Resources

At June 30, 2005, the Company had $85,608,000 in cash and cash equivalents and approximately $108,000,000 in financing available under its credit facilities. During the six months ended June 30, 2005, cash flow from operations provided $99,416,000 which consisted of the generation of cash flow of $31,747,000 in net income, $13,535,000 in depreciation and amortization expense offset by a gain on the disposition of property, plant and equipment of $3,304,000 and a net cash flow increase of $57,438,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $13,865,000 decrease in inventories, a $6,082,000 decrease in trade accounts receivable and a $44,745,000 increase in accounts payable, offset by a $9,777,000 decrease in income tax payable. Cash flow from investing activities during the six months ended June 30, 2005 consisted of proceeds from the sale of affiliate stock of $30,283,000 and proceeds from disposition of property, plant and equipment of $6,553,000 offset by $6,838,000 of capital expenditures. Cash flows from financing activities during the six months ended June 30, 2005 consisted of $4,000,000 net payment under our revolver and a dividend payment of $40,607,000 on the Company’s common and preferred stock. During the six month period ended June 30, 2005, the Company also paid $4,593,750 representing payment of six month’s interest on its 6.125% senior notes due in 2014.

In March 1999, the Company entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. On June 30, 2003, this bank facility was amended with the bank group led by Bank of America, as an agent, Wells Fargo bank, Bank of Tokyo-Mitubishi and Mizuho Corporate bank to $110,000,000 for a new period of three years expiring on June 30, 2006. There was no outstanding borrowing under this facility as of June 30, 2005. The bank facility is collateralized by cash, accounts receivable, inventory and other assets. Advances under this facility may be used for working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

The Company currently has approximately $9,973,000 in material commitments for capital expenditures expected to be completed during fiscal year 2005. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2005 is approximately $46,000,000, which includes $20,000,000 for refinancing of its Continuous Galvanizing Line # 2.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. The Company believes that cash generated from operations and available borrowings under its bank facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2005. The Company was in compliance with all the bank covenants at June 30, 2005.

Commitment and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of June 30, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	19,612	18,837	717	58	—
Purchase Obligations (1)	197,612	197,612	—	—	—
Estimated Interest Payments on Debt (2)	82,812	9,187	18,375	18,375	36,875
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$451,836	$225,636	$19,892	$19,433	$186,875

(1)	Amounts relate to contractual commitments to purchase $136.5 million of steel slabs and the remaining in other assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in March 2014.
(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 6 to the Financial Statements.

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

Allowance for Doubtful Accounts. The Company has attempted to reserve for expected credit losses based on past experience with similar accounts receivable and believes its reserves to be adequate. It is possible, however, that the accuracy of the Company’s estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. The Company continually reviews and refines the estimation process to make it as reactive to these changes as possible; however, it cannot guarantee that it will be able to accurately estimate credit losses on these accounts receivable.

Environmental reserve: The Company has engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in the other accrued expenses in the June 30, 2005 consolidated financial statements. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its bank facility, changes in interest rates generally do not affect the fair value of such debt, but does affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 4.750% (six months rate) (including margin) and 6.250%, respectively, at June 30, 2005. The Company estimates that the average amount of debt outstanding under the facility for fiscal year 2005 will be approximately $12.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $120,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate bank facility will have a material impact on its financial position, results of operations or liquidity.

The Company requires an average of approximately 40 megawatts of electricity demand in operating our equipment to produce our products. Effective May 1, 2005, the Company left the direct access program, whereby electricity customers can contract directly with energy service providers for energy, and entered Transitional Bundled Service (TBS) with Southern California Edison (SCE). It is anticipated under current rules of the California Public Utilities Commission (CPUC) that the Company will become a full-service bundled SCE utility customer effective November 1, 2005, and will have a three-year commitment to remain bundled. Under TBS pricing from May through October, according to CPUC approved tariffs the Company will pay the average hourly spot market price for the month as determined from the California Independent System Operator (CAL-ISO) imbalance energy market. To mitigate the potential volatility of this transitional pricing arrangement, the Company entered into fixed-price financial swaps for a total of 20 megawatts of around-the-clock electricity, for the period June – September, 2005. The CPUC issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt-hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. Under current rules, the Company’s accrued under collection liability for these costs will not increase while on bundled utility service. However, it remains unclear as to the amount the Company will pay in CRS over the course of the three years it will be on bundled service, or what its longer term CRS payment requirement may be, as there remains substantial uncertainty over the amount of remaining costs which are to be allocated to California commercial and industrial electricity customers who utilized direct access service at some point since the year 2000. The Company’s electricity costs represented approximately 1.8% and 2.1% for 2005 and 2.8% and 3.0% for 2004, of its cost of goods sold for the three and six months period ending on June 30, 2005 and 2004, respectively.

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

The Company currently has in place purchase agreements for 40 - 50% of our natural gas commodity requirements for the second semester of 2005, and approximately 80% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate. Natural gas costs represented approximately 2.3% and 2.3% for 2005 and 2.8% and 3.0% for 2004, of its cost of goods sold for the three and six months period ending on June 30, 2005 and 2004, respectively.

ITEM 4. CONTROLS AND PROCEDURES

For the period ending June 30, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as June 30, 2005, that there were no changes in the Company’s internal controls or in other factors that could significantly affect its internal controls.

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

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on April 12, 2005

Item 12. Use of Non-GAAP Financial Measures

First Quarter 2005 Financial Results disclosed in Press Release

(2)	Form 8-K filed on July 13, 2005

Item 12. Use of Non-GAAP Financial Measures

Second Quarter 2005 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2005

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