Form 10-Q
period 2005-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2005-10-28
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes  ☐ No

As of October 28, 2005, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of September 30, 2005	As of December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,521	$801
Trade accounts receivable, less allowance for doubtful receivables of $750 at September 30, 2005 and $700 at December 31, 2004	95,481	95,216
Inventories	226,350	272,248
Deferred income taxes	1,887	1,887
Other receivables and prepaid expenses	8,910	5,225

Total current assets	366,149	375,377
Investment in affiliated company	—	30,283
Other assets	2,508	2,477
Property, plant and equipment, net	237,354	229,732

Total assets	$606,011	$637,869

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$73,751	$59,266
Accrued interest expense	383	2,731
Accrued utilities	6,668	7,354
Income taxes payable	—	13,467
Deferred rent	—	1,812
Other accrued expenses	11,946	10,178

Total current liabilities	92,748	94,808

Long-term debt	150,000	154,000
Deferred income taxes	55,967	55,967
Commitments and contingencies (Note 8)
Redeemable preferred stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Stockholders’ equity:
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	267,296	293,094

Total stockholders’ equity	277,296	303,094

Total liabilities, redeemable preferred stock and stockholders’ equity	$606,011	$637,869

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)
	2005	2004	2005	2004
Net sales	$287,698	$390,255	$933,607	$915,101
Cost of sales	283,212	295,251	858,261	747,037

Gross profit	4,486	95,004	75,346	168,064
Selling, general and administrative expenses	5,758	8,348	19,662	21,281
Loss/(gain) on disposition of PP&E	264	550	(3,040)	547

Income (loss) from operations	(1,536)	86,106	58,724	146,236
Other income (expense):
Loss on redemption of 8.50% senior notes	—	—	—	(9,025)
Loss from equity investment in affiliate	—	(5,258)	—	(3,047)
Interest expense, net	(2,815)	(2,308)	(9,127)	(8,120)
Other, net	1,553	(328)	2,117	(132)

Income (loss) before income tax expense	(2,798)	78,212	51,714	125,912
Income tax expense (benefit)	(1,733)	32,101	21,032	51,680

Net income (loss)	(1,065)	46,111	30,682	74,232
Preferred dividends declared and paid	(11,905)	(10,546)	(43,110)	(13,546)

Net income (loss) available to common shareholders	$(12,970)	$35,565	$(12,428)	$60,686

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$30,682	$74,232
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,413	20,282
Loss on redemption of 8.50% senior notes	—	9,025
Loss/(gain) on sale of property, plant and equipment	(3,040)	547
Undistributed earnings of affiliate	—	3,047
Change in assets and liabilities:
Trade accounts receivable, net	(265)	(66,069)
Inventories	45,898	(129,246)
Other receivables and prepaid expenses	(4,147)	1,554
Accounts payable	14,485	62,686
Income taxes payable	(13,467)	30,426
Accrued interest expense	(2,348)	(2,809)
Accrued utilities and other accrued expenses	(730)	9,329

Net cash provided by operating activities	87,481	13,004

Cash flows from investing activities:
Additions to property, plant and equipment	(31,117)	(11,315)
Dividends received from affiliate	—	2,242
Proceeds from sale of affiliate stock	30,283	—
Proceeds from the sale of property, plant and equipment	6,553	(155)

Net cash provided by (used in) investing activities	5,719	(9,228)

Cash flows from financing activities:
Net proceeds from issuance of 6.125% senior notes	—	148,125
Net payment under line-of-credit agreement with banks	(4,000)	—
Redemption of 8.50% senior notes	—	(150,000)
Premium on redemption of 8.50% senior notes	—	(6,870)
Dividends paid	(56,480)	(17,061)

Net cash used in financing activities	(60,480)	(25,806)

Net increase (decrease) in cash and cash equivalents	32,720	(22,030)
Cash and cash equivalents at beginning of period	801	42,647

Cash and cash equivalents at end of period	$33,521	$20,617

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$9,854	$10,794

Income taxes	$39,763	$21,254

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of September 30, 2005 and December 31, 2004 (audited) and for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2004. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results expected for the full year.

2. New Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Act also provides for other changes in tax law that will affect a variety of taxpayers. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued a Staff Position (“FSP”) regarding the accounting implications of the Act related to the deduction for qualified domestic production activities. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, “Accounting for Income Taxes.” The guidance in this FSP applies to financial statements for periods ending after the date the Act was enacted. The adoption of this FSP does not have a material impact on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial position or cash flows, but does not expect SFAS 151 to have a material impact.

On December 15, 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets – an Amendment of Accounting Principles Board Opinion No. 29” (“SFAS 153”). This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. The new standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects the adoption of SFAS 153 will not have a material impact on its financial position, results of operations and cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations, and financial position and cash flows, but does not expect it to have a material impact.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	September 30, 2005	December 31, 2004
	(unaudited)
	(In thousands)
Finished goods	$33,672	$36,665
Work-in-process	28,403	33,528
Raw materials	152,223	194,243
Other	12,052	7,812

Total	$226,350	$272,248

4. Investment in Affiliated Company

The investment in the net assets of Companhia Siderurgica de Tubarão (“CST”) accounted for under the equity method amounted to $30,283,000 at December 31, 2004. The investment was sold in June 2005.

The Company received $2,242,000 in dividends from CST during the nine months ended September 30, 2004 and no dividends were recorded in the same nine months period ended September 30, 2005.

In October 2004, the Company agreed in principal to sell its 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). The transaction was structured by entering into an option and waiver agreement whereby Arcelor granted the Company an option to sell and the Company granted Arcelor an option to purchase the Company’s interest in CST. These options were exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. Under the option agreement, all earnings or losses as well as dividends and distributions accrued to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise. Based on the terms of the option agreement described above, the Company’s recorded investment in CST, prior to the sale, reflected the ultimate proceeds from Arcelor.

The Company evaluated the carrying value of its investment in CST and recognized an impairment loss of approximately $5,258,000 in 2004. The impairment loss was determined by comparing the carrying value of the investment to the ultimate cash flow to be generated to the Company as a result of the option agreement. At that time, the Company determined that this cash flow would essentially be the sales proceeds as agreed to in the option agreement. The impairment loss recognized in 2004 was offset by earnings of CST recognized by the Company prior to executing the option agreement in the amount of $2,211,000, resulting in a net loss of $3,047,000 in equity of affiliate in the 2004 consolidated statement of operations. As of December 31, 2004, the Company had received $1,181,000 as a cash advance, which was classified as a reduction of the investment in CST in the 2004 consolidated balance sheet. In addition, during the three months ended March 31, 2005, the Company received $2,522,000 as an advance. The Company exercised its option in June 2005 to sell the stock and received the remaining balance of $27,761,000 in June 2005.

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

With the proceeds of the 6.125% senior notes and cash on hand, the Company retired $150,000,000 of ten year 8.50% unsecured senior notes due in 2009. Of the total $150,000,000 payable, the Company redeemed $132,140,000 in March 2004, with the remaining $17,860,000 in April 2004. As a result of this redemption, the Company recorded a loss of $9,025,000 for the nine months ended September 30, 2004.

6. Credit Facility

In March 1999, the Company entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. On June 30, 2003, this bank facility was amended with the bank group led by Bank of America, as an agent, Wells Fargo Bank, Bank of Tokyo-Mitubishi and Mizuho Corporate Bank to $110,000,000 for a new period of three years expiring on June 30, 2006. This bank facility was terminated on September 29, 2005 and on the same day the Company entered into a new five year $110,000,000 bank facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new bank facility may be made at any time prior to the bank facility termination date. There were no outstanding borrowings under this facility as of September 30, 2005. The bank facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

7. Sale of Surplus Land

In June 2005, the Company sold a surplus parcel of land for a total of $7.1 million, which resulted in a net gain of $3.6 million. The gain is reflected in the consolidated statements of operations.

8. Commitments and Contingencies

At September 30, 2005, the Company is committed in the form of total open purchase orders, to purchase approximately $145,276,000 for goods and services, of which $101,028,000 is for steel slabs.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other accrued expenses at September 30, 2005 and December 31, 2004 consolidated balance sheets. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may contain words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

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

The following risk factors may affect our operating results and the environment within which we conduct our business:

•	Fluctuations in raw materials and freight prices as a result of changes in global steel consumption;

•	Our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases;

•	The possibility of deadlocks among our board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of our board currently consisting of four members as elected by our two stockholders, each of whom holds 50% of our stock;

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures; our ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the Company’s manufacturing plant;

•	The Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•	Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•	Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

Results of Operations

	Tons Billed Three months ended September 30,		Tons Billed Nine months ended September 30,
	2005	2004	2005	2004
Hot Rolled	190,208	256,787	551,669	747,705
Cold Rolled	52,364	53,148	138,650	179,302
Galvanized	163,415	192,725	497,143	575,946
ERW Pipe	52,775	55,320	147,189	151,618

Total	458,762	557,980	1,334,651	1,654,571

Net sales. Net sales decreased $102,557,000, or 26.3%, from $390,255,000 for the three months ended September 30, 2004 to $287,698,000 for the same period in 2005. However, year-to-date net sales increased $18,506,000, or 2.0%, from $915,101,000 for the nine months ended September 30, 2004 to $933,607,000 for the nine months ended September 30, 2005. Billed tons decreased by 99,218 net tons, or 17.8%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Year-to-date net tons billed were lower by 319,920, or 19.3%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The average unit price is lower in the third quarter but higher for the nine months ending September 30, 2005, compared to the same periods of 2004. Lower shipped tons and lower average unit price decreased net sales by $69,572,000 and $35,940,000, respectively, and a higher value product mix contributed $1,848,000 in the third quarter of 2005 compared to the same period in 2004. Lower shipped tons decreased net sales by $176,914,000 while higher average unit price and a higher value product mix contributed $190,923,000 and $2,652,000, respectively, for the nine months ended September 30, 2005 when compared to the same period in 2004. The shipment tons are lower in the three and nine months period ending September 30, 2005 compared to the same period in 2004 as the demand for flat rolled products continued to be lower, reflecting overall conditions in the steel industry.

Certain prior year’s amounts have been reclassified to conform with the current year presentation.

Gross profit. Gross profit decreased $90,518,000, or 95.3% from $95,004,000 for the three months ending September 30, 2004 to $4,486,000 for the same period in 2005. Year-to-date gross profit decreased $92,718,000, or 55.2%, from $168,064,000 for the nine months ended September 30, 2004 to $75,346,000 for the same period in 2005. Gross profit as a percentage of net sales decreased from 24.3% for the three months ending September 30, 2004 to 1.6% for the same period in 2005 and from 18.4% for the nine months ended September 30, 2004 to 8.1% for the same period in 2005. Gross profit decreased as a result of an increase in raw material consumption costs and lower sales volume.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses decreased $2,590,000, or 31.0%, from $8,348,000 for three months ended September 30, 2004 to $5,758,000 for the three months ended September 30, 2005. Year-to-date SG&A expenses decreased $1,619,000 or 7.6%, from $21,281,000 for the nine months ended September 30, 2004 to $19,662,000 for the same period in 2005. Employee profit sharing expense was the most significant factor that accounted for this decrease.

Gain/loss on the sale of property, plant and equipment. There was a net gain of $3,040,000 during the nine months ended September 30, 2005. The majority of the gain was on the sale of a surplus parcel of land which was offset by losses on the sale of various equipment. No such gain was recorded for the same period in 2004.

Loss from equity investment in affiliate. There was no loss from investment in affiliate during three and nine months ended September 30, 2005 compared to a loss of $5,258,000 and $3,047,000 for the same three and nine month periods ended September 30, 2004. In 2004, the Company entered into an option and waiver agreement with Arcelor S.A. (“Arcelor”) regarding Arcelor’s acquisition of the Company’s 4% interest in the common stock (which equates to 1.5% of total shareholders’ equity) in Companhia Siderurgica de Tubarão (“CST”). Pursuant to the option agreement, Arcelor granted to the Company an option to sell, and the Company granted to Arcelor an option to purchase the Company’s interest in CST. These options were exercised during the thirty day period following the termination of the CST Shareholders’ Agreement on May 25, 2005. In the waiver agreement, the Company further agreed to waive its right of first refusal under the CST Shareholders’ Agreement. Under the option agreement, all earnings or losses as well as dividends and distributions accrued to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise. The Company exercised its option and sold its stock to Arcelor in June 2005.

The Company evaluated the carrying value of its investment in CST and recognized an impairment loss of approximately $5,258,000 in 2004. The impairment loss was determined by comparing the carrying value of the investment to the ultimate cash flow to be generated to the Company as a result of the option agreement. At that time, the Company determined that this cash flow would essentially be the sales proceeds as agreed to in the option agreement. The impairment loss recognized in 2004 was offset by earnings of CST recognized by the Company prior to executing the option agreement in the amount of $2,211,000, resulting in a net loss of $3,047,000 in equity of affiliate in the 2004 consolidated statement of operations. As of December 31, 2004, the Company had received $1,181,000 as a cash advance, which was classified as a reduction of the investment in CST in the 2004 consolidated balance sheet. In addition, during the three months ended March 31, 2005, the Company received $2,522,000 as an advance. The Company exercised its option in June 2005 to sell the stock and received the remaining balance of $27,761,000 in June 2005.

Interest expense, net. Interest expense increased $507,000, or 22.0%, from $2,308,000 for the three months ended September 30, 2004 to $2,815,000 for the same period in 2005. Year-to-date interest expense increased $1,007,000, or 12.4%, from $8,120,000 for the nine months ended September 30, 2004 to $9,127,000 for the same period in 2005. The increase resulted from a higher average revolver loan balance and interest related to tax audits. Interest expense figures are net of interest income of $98,000 and $207,000 for the three and nine months ended September 30, 2004 and $464,000 and $711,000 for the same periods in 2005, respectively. There was no capitalized interest in any of the periods.

Income taxes. Due to loss before taxes of $2,798,000 for the three months ended September 30, 2005 compared to income of $78,212,000 for the same period in 2004, the Company’s income tax decreased $33,834,000, from a tax expense of $32,101,000 for the three months ended September 30, 2004 to $1,733,000 tax benefit for the three months ended September 30, 2005. As a result of lower income before taxes of $51,714,000 for the nine months ended September 30, 2005 compared to $125,912,000 for the same period of 2004, year-to-date income tax expense decreased $30,648,000 from $51,680,000 for the nine months ended September 30, 2004 to $21,032,000 for the same period in 2005. The effective tax benefit rate was 40.7% for the nine month period ending September 30, 2005 compared to 41.0% for the same period in 2004. The effective tax rate for the three and nine month periods ending September 30, 2005 reflect adjusting year-to-date amounts for the expected annual effective tax rate.

Net income. Net loss for the three months ended September 30, 2005 was $1,065,000 and net income for the nine months ended September 30, 2005 was $30,682,000, compared to net income of $46,111,000 and $74,232,000 for the same periods in 2004, respectively.

Certain Liquidity and Capital Resources

At September 30, 2005, the Company had $33,521,000 in cash and cash equivalents and approximately $108,000,000 in financing available under its credit facilities. During the nine months ended September 30, 2005, cash flow from operations provided $87,481,000 which consisted of generation of cash flow of $30,682,000 in net income, $20,413,000 in depreciation and amortization expense, offset by a gain on the disposition of property, plant and equipment of $3,040,000 and a net cash flow increase of $39,426,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $45,898,000 decrease in inventories and a $14,485,000 increase in accounts payable, offset by a $13,467,000 decrease in income tax payable, a $4,412,000 increase in receivables and prepaid expenses and a $3,078,000 decrease in accrued expenses. Cash flow from investing activities during the nine months ended September 30, 2005 consisted of proceeds from the sale of affiliate stock of $30,283,000 and proceeds from disposition of property, plant and equipment of $6,553,000 offset by $31,117,000 of capital expenditures. Capital expenditures include $17,052,000 for an early buyout option to purchase the #2 galvanizing line. Cash flows from financing activities during the nine months ended September 30, 2005 consisted of $4,000,000 net payment under the revolver and a dividend payment of $56,480,000 on the Company’s common and preferred stock. During the nine month period ended September 30, 2005, the Company also paid $9,187,500 representing two semi-annual interest payments on its 6.125% senior notes due in 2014.

In March 1999, the Company entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. On June 30, 2003, this bank facility was amended with the bank group led by Bank of America, as an agent, Wells Fargo Bank, Bank of Tokyo-Mitubishi and Mizuho Corporate Bank to $110,000,000 for a new period of three years expiring on June 30, 2006. This bank facility was terminated on September 29, 2005 and on the same day the Company entered into a new five year $110,000,000 bank facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new bank facility may be made at any time prior to the bank facility termination date. There were no outstanding borrowings under this facility as of September 30, 2005. The bank facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

The Company currently has approximately $7,958,000 in material commitments for capital expenditures expected to be completed during fiscal year 2005 and 2006. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2006 is approximately $30,000,000.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. The Company believes that cash generated from operations and available borrowings under its bank facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2005. The Company was in compliance with all the bank covenants at September 30, 2005.

Commitment and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of September 30, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,722	891	758	73	—
Purchase Obligations (1)	145,276	145,276	—	—	—
Estimated Interest Payments on Debt (2)	78,219	9,188	18,375	18,375	32,281
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$377,017	$155,355	$19,933	$19,448	$182,281

(1)	Amounts relate to contractual commitments to purchase $101,028,000 of steel slabs and the remaining in other assorted contractual commitments.

(2)	Amounts represent the annual accrued interest on our $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in March 2014.

(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 8 to the Financial Statements.

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

Environmental Reserve: The Company has engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in the other accrued expenses in the September 30, 2005 consolidated balance sheet. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which ranged approximately 5.25% to 6.25% (six months rate) (including margin) and 6.750% to 7.25%, respectively, depending on the leverage ratio, at September 30, 2005. The Company estimates that the average amount of debt outstanding under the facility for fiscal year 2005 will be approximately $12.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $120,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate bank facility will have a material impact on its financial position, results of operations or liquidity.

The Company requires an average of approximately 40 megawatts of electrical demand in operating its equipment to produce its products. Effective May 1, 2005, the Company left the direct access program, whereby electricity customers can contract directly with energy service providers for energy, and entered Transitional Bundled Service (TBS) with Southern California Edison (SCE). It is anticipated under current rules of the California Public Utilities Commission (CPUC) that the Company will become a full-service bundled SCE utility customer effective November 1, 2005, and will have a three-year commitment to remain bundled. Under TBS pricing from May through October, according to CPUC approved tariffs the Company will pay the average hourly spot market price for the month as determined from the California Independent System Operator (CAL-ISO) imbalance energy market. To mitigate the potential volatility of this transitional pricing arrangement, the Company entered into fixed-price financial swaps for a total of 20 megawatts of around-the-clock electricity, for the period June – September, 2005. The CPUC issued an order on November 7, 2002, imposing exit fees of 2.7 cents per kilowatt-hour on utility customers who entered into the direct access program during the California electricity crisis in 2001. The PUC’s stated purpose for the exit fees (officially termed as the Cost Responsibility Surcharge or “CRS”) is to recoup the substantial sums spent by the State of California and the utilities to purchase electricity during the crisis. Under current rules, the Company’s accrued under collection liability for these costs will not increase while on bundled utility service. However, it remains unclear as to the amount the Company will pay in CRS over the course of the three years it will be on bundled service, or what its longer term CRS payment requirement may be, as there remains substantial uncertainty over the amount of remaining costs which are to be allocated to California commercial and industrial electricity customers who utilized direct access service at some point since the year 2000. The Company’s electricity costs represented approximately 3.0% and 2.4% of costs of goods sold for three and nine months ending September 30, 2005, and 2.8% and 2.9% of cost of goods sold for the same periods in 2004.

The Company generally utilizes a daily average of about 12,000 million British thermal units, or MMBTUs, of natural gas to produce its products. The Company pays for the commodity and for delivery charges from the Southern California border. For the last several years natural gas prices have experienced volatility. To stabilize such volatility, the Company regularly uses a risk management approach to fix the price on portions of its natural gas requirements up to two years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis.

The Company currently has in place purchase agreements for 40 - 50% of its natural gas commodity requirements for the second semester of 2005, and approximately 80% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate. Natural gas costs represented approximately 2.8% and 2.5% for 2005 and 2.4% and 2.7% for 2004, of its cost of goods sold for the three and nine months period ending on September 30, 2005 and 2004, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending September 30, 2005 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as September 30, 2005, that there were no changes in the Company’s internal controls or in other factors that could significantly affect its internal controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time in the ordinary course of business, subject to various pending or threatened legal actions. The Company believes that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 5.	OTHER INFORMATION

On September 29, 2005, the Company entered into a new five year $110,000,000 bank facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank for. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new bank facility may be made at any time prior to the bank facility termination date. There were no outstanding borrowings under this facility as of September 30, 2005. The bank facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letter of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index included herein immediately following the Signature Page.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on July 13, 2005
Item 2.02. Results of Operations and Financial Condition
Use of Non-GAAP Financial Measures in Second Quarter 2005 Financial Results disclosed in Press Release

(2)	Form 8-K filed on October 18, 2005
Item 2.02. Results of Operations and Financial Condition
Use of Non-GAAP Financial Measures in Third Quarter 2005 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2005

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999.(2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(3)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(3)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc.(4)

10.2	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor.(4)

10.3	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on October 27, 2004.