Form 10-K
period 2005-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2006-03-27
CIK 751799

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☐                Accelerated Filer ☐                 Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of March 27, 2006, there were 1,000 shares of the registrant’s common stock, no par value, outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2005

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

Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. As a result, we do not have the fixed costs associated with the manufacturing of steel. Historically, raw material costs comprise approximately 70% of our cost of goods sold. In the past few years, raw materials costs have increased due to higher slab costs and in 2005, our raw materials costs were approximately 78% of our cost of goods sold. We believe we are one of the largest importers and one of the largest purchasers of steel slab in the world. Our purchasing power provides us with the ability to negotiate favorable terms and conditions for steel slab from low cost and high quality producers throughout the world. Generally, prices of our flat rolled steel products have experienced a correlation to the prices of steel slab. Although we remain subject to the cyclicality inherent in the steel industry, we believe this correlation, combined with our slab-based business model, has historically protected our operating margins when compared to other flat rolled steel producers.

Recent Industry Conditions

As noted in the “Industry Overview” above, the steel industry is highly cyclical in nature. While conditions in 2004 were such that worldwide demand for steel products highly outpaced available supply, market conditions in 2005 returned to a less volatile pace as purchasers and consumers began the year with high inventory levels, purchased in response to the supply conditions of 2004. Because of this, demand during the first half of 2005 was lower than typically seen during this period. By the third quarter of 2005 and continuing through the end of the year, demand returned to normal levels.

During 2004, the average selling price of steel products (including semi-finished steel slabs) increased substantially, driven particularly by higher costs of scrap steel and other steel inputs. The demand for these products was extraordinarily high from steel mills in China as that country increased steelmaking capacity and its own domestic demand for product. This in turn also led to increases in freight rates, as global shipping capacity was insufficient to keep pace. Demand for product in China and in other Asian countries, together with these higher shipping costs and a weaker U. S. dollar limited imports of steel products into the Western United States throughout most of 2004.

However, in 2005, domestic policy within China resulted in a reduction of demand for steel products towards the first half of the year, while higher US domestic prices led to more competitive market conditions for imports of steel products into the western United States. Steel prices generally decreased between the first quarter of 2005 to the fourth quarter of 2005, although CSI’s average sales price for all products for the year was slightly higher than in 2004.

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

Products and Customers

Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance welded (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Hot rolled coil and sheet	41.1%	44.8%	43.1%	47.0%	45.3%
Cold rolled coil and sheet	10.3%	10.7%	11.2%	11.6%	13.9%
Galvanized coil and sheet	37.9%	35.1%	38.0%	35.7%	34.2%
ERW pipe	10.7%	9.4%	7.7%	5.7%	6.6%

Total	100%	100%	100%	100%	100%

Total tons billed, excluding scrap (in thousands)	1,814	2,106	1,885	2,014	1,828

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

We have approximately 250 active customers, with no single customer accounting for more than 5% of our 2005 net sales. Our customers include service and processing centers, construction and building material companies, roofing and decking manufacturers, tubing manufacturers, oil and gas producers and distributors, aftermarket automotive manufacturers, as well as various customers in other industries.

We do not actively pursue sales in foreign markets and we make foreign sales only when they are economically advantageous to us. In 2005, we sold approximately 20,346 tons of steel products to foreign customers, primarily in Canada, which represented approximately 1% of our total 2005 tons billed.

Hot rolled coil and sheet is our largest product category as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2005, we directed approximately 39.5% of our hot rolled production to outside sales and we further processed approximately 60.5% internally for our own higher-margin, value added product needs.

Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, lighting fixtures, metal office furniture, water heaters, container manufacturers, tubing and a variety of construction related products. In 2005, we directed approximately 22.3% of our cold rolled production to outside sales and we further processed approximately 77.7% internally for our own higher-margin, value added product needs.

Galvanized coil and sheet is produced by adding a coating of zinc to cold rolled steel, and in some instances, to hot rolled steel, for additional corrosion resistance. We believe we offer the broadest range of thicknesses, widths and coatings of galvanized products in the western U.S. market. Applications for our galvanized coil product include a variety of construction related products such as roofing, decking, studs, tubing, and heating, venting and air conditioning equipment (HVAC).

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

Modernization Program

In 2001, we completed a $265 million modernization program that allowed us to improve our product quality, double production volumes, and increase our percentage of high value added products to our product mix. Since the completion of our modernization program, we have continued to make selective investments designed to keep our facilities competitive or reduce operating costs. Total capital spending in 2005 was $43.0 million, of which $23.6 million was spent on various upgrades to our production facilities and $19.4 million for an early buy-out of the lease for our Continuous Galvanize Line #2.

Production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products.

Hot Strip Rolling and Finishing Mills

We produce hot rolled coil and sheet from slab in our hot strip mill. A walking beam furnace reheats slab, directs it to a multi-stand rolling mill to reduce thickness and roll it into coil. Equipped with an automatic gauge control system and technologically advanced computer controls, the hot strip mill currently possesses a throughput capacity of approximately 2.2 million tons annually and can produce hot rolled coil in gauges from 0.053” to 0.750”.

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

Five Stand Cold Reduction Mill

Pickled and oiled material may be further processed through the Five Stand Cold Reduction Mill, which reduces the pickled steel strip from a gauge range of 0.0075” to 0.225” to a range of 0.010” to 0.172” in thickness, with a maximum width of 60”. In the cold reduction process, pickled and oiled coils pass through five stands, arranged in tandem, with a predetermined amount of reduction taken on each stand until the final thickness is achieved upon exiting the fifth stand. Reductions are taken in one pass. The capacity of the Five Stand Cold Reduction Mill is 1.1 million tons per year. Direct sales to our customers account for less than 2% of material processed on the Five Stand Cold Reduction Mill; most material is further processed through the cold rolling or galvanized mills.

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

Historically, raw material costs comprise approximately 70% of our cost of goods sold. In the past few years, raw materials costs have increased due to higher slab costs and in 2005, our raw materials costs were approximately 78% of our cost of goods sold. We are one of the largest importers and one of the largest purchasers of slab in the world. We purchase slab from a diverse group of foreign suppliers to obtain high quality steel at competitive cost through reliable sources. Our foreign vendors are located in Brazil, Mexico, Australia, Japan, Russia, Argentina, Venezuela, the United Kingdom and China.

We typically make our slab purchases on a quarterly basis. As of December 31, 2005 we were committed, in the form of open purchase orders, to purchase approximately $77.9 million in steel slabs. We negotiate slab procurement for longer periods when our purchasing power combined with market conditions provide us with the opportunity to negotiate on terms which we believe are favorable to us.

Although we are not reliant on any one single vendor, in 2005, we purchased approximately 36% of our slab from Ispat Mexicana de C. V. (Imexsa) of Mexico, now known as Mittal Steel Lazaro Cardenas and approximately 19% of our slab from Companhia Siderurgica de Tubarão of Brazil (“CST”) and Bluescope Steel of Australia.

In 2005, we completed the sale of our 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). All slab purchases with CST before the sale of our interest to Arcelor were negotiated on an “arm’s length” basis and in accordance with market conditions. Accordingly, we will continue to purchase slab from CST when we believe terms are favorable.

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

We believe that our integrated slab procurement system allows us to manage our slab inventory levels, improve tonnage levels as well as the slab quality necessary to meet our customers’ order specifications. As of December 2005, we had what we believed to be firm backlog orders to sell approximately 269,000 tons. Based on our average sales price at that time, the backlog value was approximately $169,138,000. As of December 2004, we had what we believed to be firm backlog orders of approximately 141,000 tons. Based on our average sales price at that time, the backlog value was approximately $83,000,000.

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

U. S. Competition

High transportation costs have historically deterred mid-western and eastern steel producers from accessing the western United States market, a condition that continued during 2005, along with demand for products in their markets. However, continued competition from these mills at any significant level could negatively impact sales tonnage and average sales prices.

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

Foreign Competition

Historically, foreign steel producers have competed in the western United States in all of our product categories. Although imported steel has relatively long lead times to reach the western United States markets, economic and currency dislocations in foreign markets may encourage importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies. Although moderate in volume, the importation of steel at discounted prices into the western United States impacted market conditions for our steel products, particularly during the first half of the year, increasing inventory levels at some of our customers, especially at service centers and distributors. We think that is also cyclical and we do not believe it to be long-term in nature.

Employee Relations

At December 31, 2005, we had 938 full-time employees. We believe we have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and hazardous materials handling and waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $1.4 million in 2003, $1.4 million in 2004 and $1.4 million in 2005. We plan to spend approximately $1.6 million in 2006, with the largest component representing investigation and remediation activities at our Fontana site.

In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control (“DTSC”). This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation was estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other accrued expenses in 2005, 2004 and 2003 in our consolidated financial statements. The DTSC has not yet completed its review and approval of our plan; however, preliminary discussions with the DTSC have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

Forward-Looking Statements

Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf) may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project”, “may,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. In addition to the risks and uncertainties referenced in this Annual Report on Form 10-K, these risk factors include, but are not limited to:

•	Fluctuations in raw materials and freight prices as a result of changes in global steel consumption;

•	Our substantial indebtedness, interest expense and principal repayment obligations under our bank facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases;

•	The possibility of deadlocks among our board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of our board currently consisting of four members as elected by our two stockholders, each of whom holds 50% of our stock;

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures; our ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the manufacturing plant of the Company;

•	The ability of the Company to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•	Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•	Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

Item 2.	Properties

We are located on approximately 443 acres in Fontana, California. Our facilities are situated on approximately 115 acres of this space. The property includes a 22 mile railroad system serviced by Burlington Northern Santa Fe and Union Pacific rail lines.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Not applicable.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial information presented below as of and for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001, has been derived from our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2005 and 2004 and the consolidated statements of operations for the years ended December 31, 2005, 2004, and 2003 are contained elsewhere in this Form 10-K. The following selected consolidated financial information is qualified by reference to, and should be read in conjunction with the historical consolidated financial statements, including notes accompanying them and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,234,386	$1,256,992	$770,787	$769,719	$652,938
Cost of sales	1,020,268	1,020,316	727,166	672,449	625,261
Gross profit	114,118	236,676	43,621	97,270	27,677
Selling, general and administrative expenses	27,669	29,179	24,997	26,013	23,350
(Gain) loss on disposition of property, plant and equipment	(2,071)	546	114	(492)	802
Income from operations	88,520	206,951	18,510	71,749	3,525
Interest expense, net	(11,299)	(10,660)	(13,730)	(14,127)	(16,316)
Income (loss) before income tax expense (benefit)	80,529	184,743	6,815	58,139	(7,317)
Net income (loss)	$37,164	$109,335	$4,544	$35,001	$(3,711)

Other Data:
Operating margin	7.2%	16.5%	2.4%	9.3%	0.5%
Cash flows provided by (used in) operating Activities	$170,633	$(355)	$78,254	$47,728	$83,720
Cash flows used in investing activities	(6,660)	(19,685)	(14,620)	(19,544)	(14,510)
Cash flows used in financing activities	(60,480)	(21,806)	(23,878)	(34,045)	(63,000)
Capital expenditures	43,020	22,953	16,484	20,812	14,753
Common share cash dividend declared and paid (1)	13,370	3,516	1,970	3,761	—
Total tons billed, excluding scrap (in thousands)	1,814	2,106	1,885	2,014	1,828
Number of employees at end of period	938	944	921	929	952
Man hours per ton produced	1.13	1.00	1.04	1.02	1.14

EBITDA, as adjusted (2)
Net income (loss)	$43,365	$109,335	$4,544	$35,001	$(3,711)
Income tax expense (benefit)	37,164	75,408	2,271	23,138	(3,606)
Interest expense, net	11,299	10,660	13,730	14,127	16,316
Depreciation	26,972	26,440	28,049	28,827	30,204
Unamortized deferred cost	—	2,155	—	—	—
EBITDA, as adjusted	$118,800	$223,998	$48,594	$101,093	$39,200
EBITDA, as adjusted, margin (3)	9.6%	17.8%	6.3%	13.1%	6.0%

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$104,294	$801	$42,647	$2,891	$8,752
Property, plant and equipment, net	241,774	229,732	233,612	245,193	252,796
Total assets	654,801	637,869	507,345	552,314	499,198
Total long-term debt including current portion and notes payable to banks	150,000	154,000	150,000	163,000	179,000
Redeemable preferred stock	30,000	30,000	30,000	30,000	30,000
Total stockholders’ equity	289,979	303,094	210,820	217,154	200,198

(1)	Common share cash dividends are distributed to the holders of the 1,000 shares of common stock of the Company which are issued and outstanding. See Item 12 – Security Ownership of Certain Beneficial Owners and Management.

(2)	EBITDA is defined as net income, plus income taxes, net interest expense and depreciation and amortization. In our presentation of EBITDA , as adjusted, we also included non-cash unamortized deferred cost of $2,155,000 on 8.5% senior notes redeemed in 2004. EBITDA, as adjusted, is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings (loss) as indicative of operating performance. EBITDA, as adjusted, is included because we believe that investors find it a useful tool for measuring our ability to service our debt.

EBITDA, as adjusted, is reconciled to cash flows provided by operating activities, the most comparable measure under generally accepted accounting principles as follows:

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Net cash provided by (used in):
Operating activities	$170,633	$(355)	$78,254	$47,728	$83,720
Interest expense, net	11,299	10,660	13,730	14,127	16,316
Provision for income taxes	37,164	75,408	2,271	23,138	(3,606)
Changes in other operating assets and liabilities	(101,848)	149,197	(46,886)	15,458	(57,699)
Redemption premium on 2009 bonds	—	(6,870)	—	—	—
Other, net	1,552	(4,042)	1,225	642	469

EBITDA, as adjusted	$118,800	$223,998	$48,594	$101,093	$39,200

(3)	EBITDA, as adjusted, margin represents EBITDA, as adjusted per (1) above divided by net sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We ship our products by truck and rail to manufacturers, contractors and distributors primarily in the 11 states west of the Rocky Mountains. We generally sell our products free on board (FOB) shipping point, and title is transferred when products are loaded for shipment. We recognize revenue from product sales when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment and title has transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery and title is transferred to the customer. Our revenue is dependent on the volume, product mix and sales prices of our products. General economic conditions as well as the supply and demand of steel products within our market influence sales prices. We generally set our sales prices quarterly, and we maintain no long-term sales agreements.

Cost of goods sold consists primarily of raw materials, labor, natural gas, electricity, depreciation and zinc costs. Raw material costs have historically comprised approximately 70% of our cost of goods sold. In 2005, our raw material costs continued to remain above our historical average at approximately 78% of our costs of goods sold as a result of higher slab costs. Our slab consumption unit cost in 2005 was higher compared to 2004 and 2003.

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

We use zinc in the production of our galvanized products. We currently purchase zinc from various suppliers. Zinc is purchased on a monthly basis with both fixed price and floating price contracts and is priced using a formula tied to the London Metals Exchange zinc index plus negotiated delivery premiums. As zinc prices have been at historically high levels, we did not lock in pricing for any of our zinc requirements for 2006.

Our daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing our product. During 2005, CSI changed its electricity procurement strategy from the direct access program whereby electricity customers can contract directly with energy service providers for energy; and effective November 1, 2005, became a full-service bundled utility customer of Southern California Edison. Due to high energy prices and continued regulatory charges related to the California electricity crisis in 2001, our average electricity costs are expected to increase by approximately 3 cents per kwh during 2006, about a 30% increase from 2005. In 2005 our electricity costs accounted for approximately 2.5% of our cost of goods sold compared to approximately 3.0% in 2004.

We generally utilize a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. To stabilize price volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis (basis represents the difference between the NYMEX price at Henry Hub, Louisiana and the price at the Southern California border).

We currently have in place financial swap agreements to cover approximately 50% of our natural gas commodity requirements for 2006, and approximately 80% of basis. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In 2005, our natural gas costs accounted for approximately 2.9% of our cost of goods sold compared to approximately 2.6% in 2004.

Selling, general and administrative expense consist primarily of sales and labor, and various administrative expenses. In 2005, labor costs comprised approximately 57% of our total selling, general and administrative expenses compared to 62% in 2004.

Results of Operations

	Tons Billed Year Ended December 31,
	2005	2004	2003
Hot Rolled	744,926	943,353	813,029
Cold Rolled	186,758	225,057	210,834
Galvanized	688,315	740,685	716,740
ERW pipe	194,032	197,275	144,585

Total (excluding scrap)	1,814,031	2,106,370	1,885,188

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales. Net sales were $1,234,386,000 for the year ended December 31, 2005, a decrease of $22,606,000 or 1.8%, compared to net sales of $1,256,992,000 for the same period in 2004. Our average sales price increased by more than $82 per ton increasing our net sales by approximately $143,624,000 while the decrease in volume reduced our net sales by approximately $174,859,000. We sold 1,814,031 net tons in 2005, a decrease of 292,339 net tons, when compared to 2,106,370 net tons in 2004. This decrease is attributable to a decrease in demand for our products as a result of market conditions. The change in product mix when compared to prior year increased our net sales by approximately $6,346,000.

Gross profit. Gross profit decreased $122,558,000 from $236,676,000 last year to $114,118,000 this year. Gross profit as a percentage of net sales also decreased from 18.8% in 2004 to 9.2% in 2005. The main reason for the decrease in our gross profit was the result of a higher average slab consumption cost per ton in 2005 compared to 2004. The higher average slab consumption cost per ton was partially off set by the increase in the average sales price per ton in 2005.

Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses decreased $1,510,000 from $29,179,000 last year to $27,669,000 this year, primarily due to decrease in salaries and wages, including profit sharing. However, our SG&A expenses as a percentage of net sales remained comparable, 2.2% in 2005 and 2.3% in 2004.

Gain(loss) on disposition of property, plant and equipment (PP&E). For the year ending December 31, 2005, we had a net gain of $2,071,000 on the disposition of PP&E compared to a net loss of $546,000 for the same period in 2004. This increase was mainly attributable to the sale of surplus land for a gain of $3,600,000.

Loss on redemption of 8.5% senior notes. In 2004 we incurred a loss of $9,025,000 from the early redemption of our 8.5% senior notes due in 2009. There was no such redemption in 2005.

Income (loss) from equity investment in affiliate. During 2004, we entered into an option and waiver agreement with Arcelor S.A. (“Arcelor”) regarding Arcelor’s acquisition of our 4% interest in the common stock (which equates to 1.5% of total shareholders’ equity) in Companhia Siderurgica de Tubarão (“CST”). CSI and Arcelor were both shareholders in CST and were parties to the CST Shareholders’ Agreement governing the transfer of CST’s shares. Pursuant to the option agreement, Arcelor granted to CSI an option to sell, and CSI granted to Arcelor an option to purchase CSI’s interest in CST. These options could be exercised during the thirty day period following the termination of the CST Shareholders’ agreement on May 25, 2005. Under the option agreement, all earnings or losses as well as dividends and distributions accrued to the benefit of Arcelor during the period from execution of the option agreement to the date it was exercised. In June 2005, we exercised our option and sold our investment. There was no gain or loss on the sale in 2005 compared to a net loss of $3,047,000 in 2004.

Net interest expense. Net interest expense increased $639,000 from $10,660,000 last year to $11,299,000 this year. The increase in interest expense represents interest on Federal and State taxes. Interest expense figures are net of interest income and capitalized interest of $1,271,000 and $239,000 in 2005 and 2004, respectively.

Other income, net. Net other income increased $2,784,000 from $524,000 last year to $3,308,000 this year. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense. Income tax expense decreased $38,244,000 from $75,408,000 last year to $37,164,000 this year. This decrease is attributable to the decrease in pretax income from last year. The effective tax rate for 2005 was 46.1% compared to an effective tax rate of 40.8% in 2004. The increase in the effective tax rate was attributable to foreign taxes withheld on the sale of the CST stock investment and an increase in state taxes.

Net income. Net income for 2005 was $43,365,000 compared to the net income of $109,335,000 in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales. Net sales were $1,256,992,000 for the year ended December 31, 2004. This was a $486,205,000 improvement over the prior year. This increase is attributable to an increase in demand for our products as a result of market conditions and an improved average sales unit price, offset by a change in product mix. Our average sales price increased by more than $188 per ton increasing our net sales by approximately $409,401,000 while an increase in volume added approximately $88,395,000 to our net sales. We sold 2,106,370 net tons in 2004, an increase of 221,182 net tons when compared to 1,885,188 net tons in 2003. The change in product mix when compared to prior year reduced our net sales by approximately $7,147,000.

Gross profit. Gross profit increased $193,055,000 from $43,621,000 for the year ended December 31, 2003 to $236,676,000 for the year ended December 31, 2004. Gross profit as a percentage of net sales also increased from 5.7% in 2003 to 18.8% in 2004. The main reason for the increase in our gross profit was the result of a higher average sales unit price per ton in 2004 compared to 2003. The higher average sales unit price per ton was partially off set by an increase in slab consumption cost per ton.

Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses increased $4,182,000 from $24,997,000 for the year ended December 31, 2003 to $29,179,000 for the year ended December 31, 2004, primarily due to an increase in salaries and wages, including profit sharing. However, our SG&A expenses as a percentage of net sales decreased from 3.2% in 2003 to 2.3% in 2004.

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

Income (loss) from equity investment in affiliate. During 2004, we entered into an option and waiver agreement with Arcelor S.A. (“Arcelor”) regarding Arcelor’s acquisition of our 4% interest in the common stock (which equates to 1.5% of total shareholders’ equity) in Companhia Siderurgica de Tubarão (“CST”). CSI and Arcelor were both shareholders in CST and were parties to the CST Shareholders’ Agreement governing the transfer of CST’s shares. Pursuant to the option agreement, Arcelor granted to CSI an option to sell, and CSI granted to Arcelor an option to purchase CSI’s interest in CST. These options may be exercised during the thirty day period following the termination of the CST Shareholders’ agreement on May 25, 2005. In the waiver agreement, CSI further agreed to waive its right of first refusal under the CST Shareholders’ Agreement. This transaction resulted in an impairment loss of approximately $5,258,000. For the year ended December 31, 2004, we recognized a net loss of $3,047,000 compared to income of $1,950,000 for the year ended December 31, 2003, which consists of our pro-rata share of Companhia Siderurgica de Tubarão’s income and the impairment loss during 2004. Companhia Siderurgica de Tubarão is a publicly traded Brazilian company engaged in the production of steel slab and hot rolled coils.

Net interest expense. Net interest expense decreased $3,070,000 from $13,730,000 for the year ended December 31, 2003 to $10,660,000 for the year ended December 31, 2004. The decrease in interest expense is attributable to a lower interest on our senior notes from 8.5% to 6.125% and a lower average loan balance in 2004 compared to 2003. Interest expense figures are net of interest income and capitalized interest of $239,000 and $172,000 in 2004 and 2003, respectively.

Other income, net. Net other income increased $439,000 from $85,000 for the year ended December 31, 2003 to $524,000 for the year ended December 31, 2004. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense. Income tax expense increased $73,137,000 from $2,271,000 for the year ended December 31, 2003 to $75,408,000 for the year ended December 31, 2004. This increase is attributable to an increase in pretax income for the year ended December 31, 2003. The effective tax rate for 2004 was 40.8% compared to an effective tax rate of 33.3% in 2003. Income tax expense for 2003 is net of a state manufacturing investment credit of $526,000, net of federal tax benefit.

Net income. Net income for 2004 was $109,335,000 compared to the net income of $4,544,000 in 2003.

Liquidity and Capital Resources

At December 31, 2005, we had $104,294,000 in cash and cash equivalents and approximately $108,555,000 available under our bank facility. During the year, cash flow from operations provided $170,633,000, which consisted of $43,365,000 in net income, $27,491,000 in depreciation and amortization expense and a net cash flow increase of $101,848,000 due to changes in assets and liabilities. Operating cash flow increased as a result of a $41,033,000 increase in accounts payable, $70,608,000 decrease in inventories and a $3,459,000 decrease in accounts receivable. Operating cash flow was decreased as a result of a $4,652,000 increase in other receivables and prepaid expenses, $3,498,000 decrease in other accrued expenses and $4,989,000 change in net deferred income taxes. Cash flow from investing activities consisted primarily of $43,020,000 in capital expenditures, which includes $19,355,000 for an early buy-out of the lease for our Continuous Galvanize Line #2, partially offset by proceeds of $30,283,000 received from the sale of our investment in affiliate company and $6,077,000 from the sale of property, plant and equipment, which was mainly attributable to the sale of our surplus parcel of land. Cash flow from financing activities consisted of $4,000,000 net payment on our credit facility and $56,480,000 paid as dividends to our shareholders. In 2005, we also paid $9,187,500, representing payment of interest on our 6.125% senior notes due in 2014.

In March 1999, we entered into a $130,000,000 five-year bank facility. Subject to the satisfaction of customary conditions and a borrowing base, advances under the bank facility may be made at any time prior to the bank facility termination date. On June 30, 2003, this bank facility was amended with the bank group led by Bank of America, as an agent, Wells Fargo Bank, The Bank of Tokyo-Mitsubishi, Ltd. and Mizuho Corporate Bank to $110,000,000 for a new period of three years expiring on June 30, 2006. This bank facility was terminated on September 29, 2005 and on the same day we entered into a new five year $110,000,000 bank facility with a bank group led by Mizuho Corporate Bank, as administrative agent and lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new bank facility may be made at any time prior to the bank facility termination date. There were no outstanding borrowings under this facility as of December 31, 2005. The bank facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150,000,000 of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of the Company’s subordinated indebtedness and equal in right of payment to all of its existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after March 15, 2009. In addition, we may redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering. The indenture governing the notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of its assets and the assets of certain subsidiaries on a consolidated basis.

We currently have approximately $2,675,000 in material commitments for capital expenditures expected to be completed during fiscal 2006. These represent signed purchase orders for various production facility upgrades. Our total budget for capital improvements in 2006 is approximately $30,000,000.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to enable us to meet our liquidity requirements for fiscal 2006.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of December 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—		$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,092	747	345	—	—
Purchase Obligations (1)	84,874	83,428	1,446	—	—
Estimated Interest Payments on Debt (2)	75,414	9,187	18,375	18,375	29,477
Planned Expenditures on Environmental Matters (3)	1,800	—	300	1,000	500
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$313,180	$93,362	$20,466	$19,375	$179,977

(1)	Amounts relate to contractual commitments to purchase $77.9 million ($19.8 million from related party) of steel slabs and the remaining in assorted other contractual commitments.

(2)	Amounts represent the annual accrued interest on our $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in March 2014.

(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Item 1 – Environmental Matters.

When market conditions warrant, we will enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133.

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

Environmental Reserve: We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in accrued expenses in the 2005 and 2004 consolidated financial statements. The California Department of Toxic Substances Control has not yet completed its review and approval of our plan; however, preliminary discussions with DTSC have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

Self-insurance Liability The Company is self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the Company’s claims development history, case jurisdiction, related legislation, and the Company’s claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, the Company’s financial results could be impacted.

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

We are exposed to market risks related to fluctuations in interest rates on our 6.125% senior notes and our $110,000,000 floating interest rate bank facility. We do not currently use interest rate swaps or other types of derivative financial instruments. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Euro dollar rate or the prime rate, which was approximately 5.09% (one month rate including margin) and 7.25%, respectively, at December 31, 2005. We do not expect to borrow any money from the banks during 2006, however, if we had to borrow and our estimate average amount of debt outstanding under the facility for fiscal year 2006 was approximately $10.0 million, a one-percentage point increase in interest rates would result in an increase in interest expense of $100,000 for the year.

For fixed rate debt instruments such as our 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. We do not have an obligation to repay our 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our 6.125% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 6.125% senior notes approximates fair value. The fair value of our senior notes at December 31, 2005 was approximately $141,000,000. We do not believe that the future market rate risk related to our 6.125% senior notes and floating rate bank facility will have a material impact on our financial position, results of operations or liquidity.

Our daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing our product. During 2005, CSI changed its electricity procurement strategy from the direct access program whereby electricity customers can contract directly with energy service providers for energy; and effective November 1, 2005, became a full-service bundled utility customer of Southern California Edison. Due to high energy prices and continued regulatory charges related to the California electricity crisis in 2001, our average electricity costs are expected to increase by approximately 3 cents per kwh during 2006, about a 30% increase from 2005.

In February 2005, we purchased a fixed-price block of electricity covering approximately 85% of our energy requirements, with the remainder of our requirements purchased at the floating hourly market price. In an effort to manage risk effectively, we will continue to monitor the electricity forward market pricing for possible additional hedge buying. In 2005, our electricity costs accounted for approximately 2.5% of our cost of goods sold compared to approximately 3.0% in 2004.

We generally utilize a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. To stabilize price volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis (basis represents the difference between the NYMEX price at Henry Hub, Louisiana and the price at the Southern California border).

We currently have in place financial swap agreements for approximately 50% of our natural gas commodity requirements for 2006, and approximately 80% of basis. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In 2005, our natural gas costs accounted for approximately 2.9% of our cost of goods sold compared to approximately 2.6% in 2004.

Recently Issued Accounting Standards

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued a Staff Position (“FSP”) regarding the accounting implications on the Act related to the deduction for qualified domestic production activities. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, “Accounting for Income Taxes.” The guidance in this FSP applies to financial statements for periods ending after the date the Act was enacted.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial position, results of operation or cash flows.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial position but does not expect it will have a material impact.

Item 8.	Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements required to be filed hereunder are set forth on pages F-1 through F-23.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

For the period ending December 31, 2005 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our President and Chief Executive Officer and Chief Financial Officer determined, as of December 31, 2005, that there were no changes in our internal controls or in other factors that could significantly affect our internal controls.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth our Directors and executive officers as of December 31, 2005. Directors are elected to terms of one year. All Directors hold their positions until their term expires and until their respective successor is elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their term expires and their successor is duly chosen and qualified.

Name	Age	Position
Vicente Wright	53	Chairman of the Board of Directors

Hidenori Tazawa	53	Director

Toshihiro Kabasawa	51	Director

James Pessoa	50	Director

Masakazu Kurushima	57	President and Chief Executive Officer

Ricardo Bernardes	42	Executive Vice President and Chief Financial Officer

Toshiyuki Tamai	54	Executive Vice President, Operations

James Wilson	56	Vice President, Commercial

Brett Guge	51	Vice President, Administration and Corporate Secretary

Vicente Wright has served as Chairman of the Board of Directors since July 1, 2004. Since October 2004, he has also held the position of Managing Director of Rio Doce Limited. Mr. Wright was named President and Chief Executive Officer in February 2003. Mr. Wright served as the Executive Vice President, Finance, from February 1998 to February 2003. Mr. Wright was the Steel Division General Manager from 1992 to 1998 and Iron Ore Sales General Manager from 1991 to 1992 of Companhia Vale do Rio Doce. From 1987 to 1988, he served as Iron Ore Sales General Manager for Rio Doce Asia Ltd., a subsidiary of Companhia Vale do Rio Doce. In 1986 and 1987, he was the assistant to the President of California Steel Industries in charge of slab procurement and all of its related logistics. From 1978 to 1986, Mr. Wright served as Purchasing Executive and Slab Marketing Manager at Companhia Siderurgica de Tubarão. Mr. Wright was a member of the Board of Directors of Companhia Siderurgica Nacional, the largest steel company in Brazil, from 1993 to 1997; Acominas, a Brazilian steel mill, from 1994 to 1998; Siderar, an Argentine steel mill, from 1994 to 1997; Chairman of Nova Era Silicon, a Brazilian ferro-silicon company mill, from 1994 to 1997; and SEAS from 1994 to 1998. He graduated from Marquette University, Milwaukee, Wisconsin with a Bachelor’s Degree in Business Administration.

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

James Pessoa has served as a Director since 2005. He has been employed by Companhia Vale do Rio Doce since May 2004 where he served as a General Manager in the Development Department and was promoted to the Director of the Steel Development and Holdings Department in April 2005. Mr. Pessoa is also President, Chief Executive Officer and member of the Board of Directors of Ferro Gusa Carajás, a joint-venture between CVRD and NUCOR in Brazil. Additionally, he is Vice-President of CSA Companhia Siderúrgica do Atlântico, a new joint-venture between CVRD and Thyssen Krupp Stahl AG formed to build a large integrated steel plant in Brazil. During 26 years of work in the steel sector, Mr. Pessoa has held management and executive positions at several important Brazilian and foreign companies, specializing in planning, installation, commissioning and management of steel plants, having also worked for steel equipment suppliers like Morgan Construction Co, Worcester, Mass, USA. and SMS Schloemann Siemag AG, Düsseldorf, Germany. Born in Brazil, he graduated in 1980 from Catholic University in Rio de Janeiro, with BsC and MsC degrees in Mechanical Engineering.

Masakazu Kurushima joined the Company in July 2004 as President and Chief Executive Officer. Mr. Kurushima came to the Company from JFE Steel America, Inc. where he served as President. Prior to his appointment to JFE Steel America, Mr. Kurushima was Staff General Manager of the Export Department of JFE Steel Corporation, Tokyo. He joined Kawasaki Steel Corporation in 1972 after graduating from Waseda University, Japan, with a degree in Economics.

Ricardo Bernardes joined the Company in September 2003 as Executive Vice President and Chief Financial Officer. Mr. Bernardes held various financial and executive positions in Brazil with RBS Group from November 1995 to July 2003, including the positions of Executive Director of Business Development, CFO Media, Broadcasting Finance Director and Telecommunications Director. He is familiar with the steel industry from his work on various projects as a senior consultant for Booz Allen & Hamilton in Latin America and from his work experience with the Gerdau Group. Mr. Bernardes holds a Masters of Business Administration from the University of California, Los Angeles.

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

Board Committees

Our Board of Directors has a Compensation Committee and an Operations and Finance Committee.

The Compensation Committee is comprised of four members: Mr. Toshihiro Kabasawa, Director, and Mr. Kazuo Fujisawa, both of JFE Steel Corporation, and James Pessoa, Director, and Ms. Maria Eudoxia Gurgel, both of Companhia Vale do Rio Doce. The Compensation Committee met twice during 2005. The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

The Operations and Finance Committee is comprised of four members including Director Mr. Hidenori Tazawa and Mr. Hiroyuki Tezuka, both of JFE Steel Corporation, and Chairman of the Board, Mr. Vicente Wright and Mr. Leonardo Moretzsohn Andrade, both of Companhia Vale do Rio Doce. This committee met twice during 2005. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

There is no separate Audit Committee as audit related decisions are made by the entire Board of Directors. The Board of Directors does not contain an audit committee financial expert as such term is defined in Item 401(h)(2) of Regulation S-K as the Board has determined that such an expert is not necessary to properly carry out its oversight responsibilities.

Director Compensation

JFE Steel Corporation and Companhia Vale do Rio Doce were paid by the Company for providing the services of the Directors and the Committee Members for fiscal year 2005. The payment for Directors, except the Chairman, was $3,000 per month and $1,000 per month for committee members. For services of the Chairman of the Board of Directors, Mr. Vicente Wright, we paid $372,747 directly to Companhia Vale do Rio Doce.

Code of Ethics

In 2005, we adopted a written code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is attached to our Annual Statement on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005.

Item 11.	Executive Compensation

The following summary compensation table sets forth information regarding compensation earned in the fiscal years ended December 31, 2005, 2004 and 2003 by our Chief Executive Officer and each of our other four most highly compensated executive officers whose salary and bonus exceeded $100,000.

Summary Compensation Table

		Annual Compensation							Long-Term Compensation	All Other Compensation
Name and Principal Position	Year	Salary		Incentive Compensation		Other Annual Compensation			LTIP Payouts
Vicente Wright (1) President and Chief Executive Officer	2004 2003	$ $	355,469 327,081	$ $	33,207 110,938	$ $	179,167 139,526	(3) (4)	— —	$ $	9,760 9,260	(2) (2)

Masakazu Kurushima (1) President and Chief Executive Officer	2005 2004	$ $	368,125 173,886	$ $	86,807 11,885	$ $	25,201 25,734	(5) (6)	— —		— —

Ricardo Bernardes Executive Vice President and Chief Financial Officer	2005 2004 2003	$ $ $	237,498 229,334 60,568	$ $ $	110,040 21,354 200	$ $ $	55,782 81,815 5,299	(7) (8) (9)	— — —	$ $ $	8,976 10,000 2,596	(2) (2) (2)

Mr. Toshiyuki Tamai Executive Vice President, Operations	2005 2004 2003	$ $ $	237,498 229,334 224,763	$ $ $	104,533 38,226 115,502	$ $ $	67,792 47,705 59,458	(10) (11) (12)	— — —	$ $ $	10,168 9,865 9,973	(2) (2) (2)

Jim Wilson Vice President, Commercial	2005 2004 2003	$ $ $	218,530 211,017 206,042	$ $ $	101,793 22,979 106,371	$ $ $	20,934 15,396 17,563	(13) (13) (13)	— — —	$ $ $	10,099 9,769 9,942	(2) (2) (2)

Brett Guge Vice President, Administration & Corporate Secretary	2005 2004 2003	$ $ $	218,530 211,017 206,812	$ $ $	96,726 36,609 102,171	$ $ $	15,924 15,175 15,175	(13) (13) (13)	— — —	$ $ $	10,086 9,769 9,943	(2) (2) (2)

(1)	Mr. Masakazu Kurushima took over the position following the resignation of Mr. Vicente Wright on July 1, 2004 as Mr. Wright became Chairman of the Board of Directors.

(2)	Represents matching contributions made to the executive’s account in the Company’s 401(k) plan.

(3)	Represents $10,250 in car allowance and $168,917 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(4)	Represents $10,250 in car allowance and $129,276 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(5)	Represents $10,250 in car allowance and $14,951 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(6)	Represents $4,268 in car allowance and $21,466 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(7)	Represents $10,250 in car allowance and $45,532 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin

(8)	Represents $10,250 in car allowance and $71,565 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(9)	Represents $3,033 in car allowance and $2,266 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(10)	Represents $10,250 in car allowance and $57,542 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(11)	Represents $9,924 in car allowance and $37,781 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(12)	Represents $6,850 in car allowance and $52,608 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to our executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(13)	Represents car allowance and other fringe benefits.

Supplemental Executive Retirement Plans and Separation Agreement

On January 16, 2003, the Company entered into a Supplemental Executive Retirement Plan with James L. Wilson, Vice President, Sales, intended to induce Mr. Wilson to remain in the Company’s employ. Upon his retirement, the Company is obligated to pay Mr. Wilson a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation. This benefit vests at the rate of 6% for 2003 and 7% per year thereafter, continuing yearly except for the year Mr. Wilson turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Wilson reaches age 65. At December 31, 2005, he was vested 20% under this agreement.

On September 19, 2000, the Company entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Vice President, Administration and Corporate Secretary, intended to induce Mr. Guge to remain in our employ. Upon his retirement, the Company is obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. At December 31, 2005, he was vested 24% under this agreement.

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

Executive officers who in 2005 were treated as dispatched personnel from JFE Steel Corporation and its subsidiaries included Masakazu Kurushima and Toshiyuki Tamai. Executive officers who in 2005 were treated as dispatched personnel from CVRD and its subsidiaries included only Ricardo Bernardes. Mr. Hamamoto from JFE left CSI on June 30, 2004 and Mr. Vicente Wright, who left the Company as a full time employee on December 31, 2004, is currently Chairman of the Board. Notwithstanding the retention of formal active status, all individuals designated as dispatched personnel, with the exception of Vicente Wright, are full time employees of the Company.

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

Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $14,000 for 2005. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the first 4% of the participant’s deferral under the 401(k) Plan each year and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Each plan year we may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant’s account based on the participant’s compensation for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

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

Compensation Committee Interlocks and Inside Participation

Mr. Toshihiro Kabasawa, Director, Mr. James Pessoa, Director, Mr. Kazuo Fujisawa, and Ms. Maria Eudoxia Gurgel served as members of our Compensation Committee. None of the members of the Compensation Committee was, during 2005, an officer, employee or formerly an officer or employee of ours or our subsidiary.

Mr. Kabasawa served as General Manager of Overseas Business Planning of JFE Steel Corporation (formerly Kawasaki Steel Corporation) during 2005. JFE Steel Corporation is one of our stockholders. In 2005, Mr. Fujisawa served as Deputy General Manager of Overseas Business Planning of JFE Steel Corporation. In 2005, Mr. James Pessoa served as Director of the Steel Development and Holdings Department of Companhia Vale do Rio Doce. In 2005, Ms. Maria Eudoxia Gurgel served as International Human Resources Manager of Companhia Vale do Rio Doce.

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

Toshihiro Kabasawa

James Pessoa

Kazuo Fujisawa

Maria Eudoxia Gurgel

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2005, information regarding the shares of our common stock and Class C preferred stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock and Class C preferred stock. No director or named executive officer beneficially owns any shares of our common stock or Class C preferred stock.

	Common		Class C Preferred
Name of Beneficial Owner	Number	% of Class	Number	% of Class
Rio Doce Limited (1) 546 5th Avenue, 12th Floor New York, New York 10036	500	50%	1,500	50%

JFE Steel Corporation (2) 2-3 Uchisaiwai–cho 2-chome Chiyoda-ku, Tokyo 100-0011 Japan	500	50%	1,500	50%

(1)	Rio Doce Limited is a subsidiary of Companhia Vale do Rio Doce, a Brazilian corporation.

(2)	In 2004, JFE Steel U.S.A., Inc., transferred its common and Class C preferred stock in the Company to JFE Steel Corporation.

Item 13.	Certain Relationships and Related Transactions

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

The Shareholders’ Agreement also provides for a Consultative Council, comprised of two members. Each stockholder is entitled to elect one member. The Consultative Council decides on all matters submitted to it by either or both of the stockholders and resolves deadlocks among the Board of Directors. We have transactions in the normal course of business with affiliated companies. For example, we purchase slab from Companhia Siderurgica de Tubarão, an affiliate of both Companhia Vale do Rio Doce and JFE Steel Corporation (not affiliated as of May 25, 2005). During 2005, we purchased $67,504,000 of slab from Companhia Siderurgica de Tubarão and $13,362,000 of slab from JFE Steel Corporation. We conducted arms-length negotiations with Companhia Siderurgica de Tubarão and JFE Steel Corporation in 2005. The Shareholders’ Agreement provides that we shall continuously purchase slabs from Companhia Siderurgica de Tubarão under terms and conditions as agreed upon by Companhia Siderurgica de Tubarão and us. The executive officer negotiating the market price for the steel slab was our Executive Vice President & CFO.

We held a 4% interest in the common stock of Companhia Siderurgica de Tubarão, which represents 1.5% of the total equity interest in the company. Companhia Siderurgica de Tubarão is an affiliate of both Companhia Vale do Rio Doce and JFE Steel Corporation, our stockholders’ parent companies. In October 2004, we agreed in principal to sell our 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). The Company and Arcelor are both shareholders in CST and are parties to the existing CST Shareholders’ Agreement governing the transfer of CST shares. The transaction was structured by entering into an option and waiver agreement whereby Arcelor granted the Company an option to sell and the Company granted Arcelor an option to purchase the Company’s interest in CST. These options were exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005.

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

Item 14.	Principal Accounting Fees and Services

Aggregate fees billed by principal accountant in the past two years.

	2005	2004
PricewaterhouseCoopers, LLP
Audit Fees	$171,000	$225,500
Audit Related Fees	$36,174	$15,000
Tax Fees	$38,211	$—
Other Fees	$—	$—

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements:

The following consolidated financial statements and schedule of the Registrant are included in response to Item 8 of this Report:

1.	Consolidated Financial Statements:

2.	Consolidated Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	S-1

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

California Steel Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of California Steel Industries, Inc. and its subsidiary (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

January 17, 2006

California Steel Industries, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2005 and 2004

(Dollars in thousands, except for share amounts)

	2005	2004
Assets
Current assets
Cash and cash equivalents	$104,294	$801
Trade accounts receivable, less allowance for doubtful receivables of $750 and $700 in 2005 and 2004, respectively	91,757	95,216
Inventories (Note 3)	201,640	272,248
Deferred income taxes (Note 11)	3,501	1,887
Other receivables and prepaid expenses	9,320	5,225

Total current assets	410,512	375,377
Investment in affiliated company (Notes 6)	—	30,283
Other assets	2,515	2,477
Property, plant and equipment, net (Note 4)	241,774	229,732

Total assets	$654,801	$637,869

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (Note 9)	$100,299	$59,266
Accrued interest expense (Note 7)	2,691	2,731
Accrued utilities	4,856	7,354
Income taxes payable (Note 11)	13,394	13,467
Deferred rent	—	1,812
Other accrued expenses (Notes 10 and 12)	10,990	10,178

Total current liabilities	132,230	94,808

Long-term debt (Note 7)	150,000	154,000
Deferred income taxes (Note 11)	52,592	55,967
Commitments and contingencies (Notes 5, 10 and 12)
Redeemable preferred stock (Note 8)
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Stockholders’ equity (Note 8)
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; issued none	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; issued none	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	279,979	293,094

Total stockholders’ equity	289,979	303,094

Total liabilities and stockholders’ equity	$654,801	$637,869

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Net sales	$1,234,386	$1,256,992	$770,787
Cost of sales (Note 9)	1,120,268	1,020,316	727,166

Gross profit	114,118	236,676	43,621
Selling, general and administrative expenses (Note 12)	27,669	29,179	24,997
(Gain) loss on disposition of property, plant and equipment	(2,071)	546	114

Income from operations	88,520	206,951	18,510
Other income (expense)
Loss on redemption of 8.5% senior notes (Note 7)	—	(9,025)	—
Income (loss) from equity investment in affiliate (Note 6)	—	(3,047)	1,950
Interest expense, net (Note 7)	(11,299)	(10,660)	(13,730)
Other, net	3,308	524	85

Income before income tax expense	80,529	184,743	6,815
Income tax expense (Note 11)	37,164	75,408	2,271

Net income	43,365	109,335	4,544
Preferred dividends declared and paid	(43,110)	(13,545)	(8,909)

Net income available to common stockholders	$255	$95,790	$(4,365)

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share amounts)

	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2002	$10,000	$207,154	$217,154
Net income for the year ended December 31, 2003	—	4,544	4,544
Cash dividends (Note 8)
Class C preferred stock, $2,970 on 3,000 shares	—	(8,909)	(8,909)
Common stock, $1,969 on 1,000 shares	—	(1,969)	(1,969)

Balance at December 31, 2003	10,000	200,820	210,820
Net income for the year ended December 31, 2004	—	109,335	109,335
Cash dividends (Note 8)
Class C preferred stock, $4,515 on 3,000 shares	—	(13,545)	(13,545)
Common stock, $3,516 on 1,000 shares	—	(3,516)	(3,516)

Balance at December 31, 2004	10,000	293,094	303,094
Net income for the year ended December 31, 2005	—	43,365	43,365
Cash dividends (Note 8)
Class C preferred stock, $14,370 on 3,000 shares	—	(43,110)	(43,110)
Common stock, $13,370 on 1,000 shares	—	(13,370)	(13,370)

Balance at December 31, 2005	$10,000	$279,979	$289,979

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities
Net income	$43,365	$109,335	$4,544
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	27,491	26,889	28,660
Loss on redemption of 8.50% senior notes	—	9,025	—
Deferred income taxes	(4,989)	(30)	6,780
(Gain) loss on disposition of property, plant and equipment	(2,071)	546	114
(Income) loss from equity investments	—	3,047	(1,950)
Changes in assets and liabilities
Trade accounts receivable, net	3,459	(45,010)	17,434
Inventories	70,608	(135,436)	53,897
Other receivables and prepaid expenses	(4,652)	(1,577)	(1,485)
Accounts payable	41,033	16,929	(29,535)
Accrued interest expense	(40)	(521)	(162)
Income tax payable	(73)	11,485	(792)
Other accrued expenses and deferred rent	(3,498)	4,963	749

Net cash provided by (used in) operating activities	170,633	(355)	78,254

Cash flows from investing activities
Additions to property, plant and equipment	(43,020)	(22,953)	(16,484)
Proceeds (disposal costs) from sale of property, plant and equipment	6,077	(155)	(98)
Proceeds from sale of investments	30,283	—	—
Advance on sale of investments	—	1,181	—
Dividends received from affiliate	—	2,242	1,962

Net cash used in investing activities	(6,660)	(19,685)	(14,620)

Cash flows from financing activities
Net advances (repayments) under line of credit agreement with banks	(4,000)	4,000	(13,000)
Net proceeds from issuance of 6.125% senior notes	—	148,125	—
Redemption of 8.50% senior notes	—	(150,000)	—
Premium on redemption of 8.50% senior notes	—	(6,870)	—
Dividends paid	(56,480)	(17,061)	(10,878)

Net cash used in financing activities	(60,480)	(21,806)	(23,878)

Net increase (decrease) in cash and cash equivalents	103,493	(41,846)	39,756
Cash and cash equivalents at beginning of year	801	42,647	2,891

Cash and cash equivalents at end of year	$104,294	$801	$42,647

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest (net of amount capitalized)	$9,767	$10,972	$13,454

Income taxes	$44,878	$63,954	$(3,718)

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

California Steel Industries, Inc. and Subsidiary (the “Company”) was incorporated in the state of Delaware on November 3, 1983. Its stockholders consist of two companies, JFE Steel Corporation (formerly Kawasaki Steel Corporation), a Japanese corporation, and Rio Doce Limited, a New York corporation, which each own 50% of the stock of the Company. From its site in Fontana, California, the Company manufactures a wide range of flat rolled steel products, including hot rolled, cold rolled, and galvanized coil and sheet. The Company also produces electric resistant welded pipe.

2.	Summary of Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owed subsidiary and are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. These bank accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. As of December 31, 2005, the Company had cash balances with banks in excess of the federally insured limit.

Trade accounts receivable: Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts, using historical experience applied to an aging of accounts, regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method of inventory accounting. Management routinely evaluates the carrying value of inventories and provides reserves when appropriate to reduce inventories to the lower of cost or market to reflect estimated net realizable value.

Investment in affiliated company: Investment in affiliated company consisted of 4% of the common stock of Companhia Siderurgica de Tubarao (“CST”), a Brazilian semi-finished steel slab and hot rolled manufacturer. The investment is accounted for by the equity, since combined investments in CST by the Company and certain other related companies allow for significant influence over the financing and operating activities of CST. The Company’s share of earnings or losses from this investment is reflected in other income (expense) in the accompanying consolidated statements of operations. Dividends are credited against the investment when received. The Company’s interest in CST was sold in June 2005 as described in Note 6.

Deferred financing costs: Debt issuance costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt agreement. Amortization of issuance costs is included as a component of interest expense for the fiscal period. These costs are included in the other assets in the 2005 and 2004 consolidated balance sheets.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Property, plant and equipment: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are as follows:

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

Impairment of long-lived assets: The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against the deferred tax asset for amounts which are not considered “more likely than not” to be realized.

Environmental: Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures are capitalized if they meet one of the following criteria: (1) extend the useful life, increase the capacity, or improve the safety or efficiency of property, (2) mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) incurred in preparing property currently held for sale. The Company accrues for costs associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change (see Note 10). Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Derivative financial instruments: Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase transactions. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

The Company enters into contracts to purchase certain commodities used in the manufacturing of its products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as the Company takes possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133 by the Company. These derivatives did not qualify for hedge accounting treatment; therefore, these financial instruments are reported at fair value, with changes in fair value reported in current earnings. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

Self-insurance liability: The Company is self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the Company’s claims development history, case jurisdiction, related legislation, and the Company’s claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, the Company’s financial results could be impacted.

Use of estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Fair value of financial instruments: The carrying value of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt of similar maturities. The carrying amounts and fair values of financial instruments at December 31, 2005 and 2004 are listed as follows (dollars in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$150,000	$141,000	$150,000	$150,375
Notes payable	—	—	4,000	4,000
Forward contracts	772	772	—	—

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

Shipping costs: The Company charges shipping fees to certain customers based upon the actual amounts incurred. Amounts billed for shipping costs are included in net sales for 2005, 2004 and 2003. The Company includes the associated shipping costs in cost of sales, which were approximately $9,494,000, $7,061,000 and $7,231,000 during 2005, 2004 and 2003, respectively.

Reclassifications: Certain items in prior year financial statements have been reclassified to conform to the current year presentation.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements: On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act raises a number of issues with respect to accounting for income taxes. For companies that pay U.S. income taxes on manufacturing activities in the U.S., the Act provides a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued a Staff Position (“FSP”) regarding the accounting implications on the Act related to the deduction for qualified domestic production activities. The FASB decided that the deduction for qualified domestic production activities should be accounted for as a special deduction under FASB Statement No. 109, “Accounting for Income Taxes.” The guidance in this FSP applies to financial statements for periods ending after the date the Act was enacted.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial position, results of operation or cash flows.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal year 2006. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial position but does not expect it will have a material impact.

3.	Inventories

Inventories consist of the following at December 31 (dollars in thousands):

	2005	2004
Finished goods	$16,696	$36,665
Work in process	31,971	33,528
Raw materials	142,466	194,243
Supplies	10,507	7,812

	$201,640	$272,248

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31 (dollars in thousands):

	2005	2004
Land	$14,432	$17,682
Plant and equipment	512,088	484,766
Plant refurbishment costs	22,220	22,220
Furniture and fixtures	11,251	10,924
Construction in progress	16,733	11,580

	576,724	547,172
Less accumulated depreciation	334,950	317,440

	$241,774	$229,732

Capitalized interest was approximately $106,000 and $52,000 for the years ended 2005 and 2003, respectively. There was no capitalized interest for the year ended 2004. During 2005, the Company sold a surplus parcel of land for a total of $7,100,000, which resulted in a net gain of $3,600,000. The gain is reflected in the consolidated statements of operations.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

5.	Leases

The Company is obligated under various equipment leases that expire at various dates during the next three years. At December 31, 2005, the future minimum lease payments under noncanceable operating leases with commitments of at least one year are as follows (dollars in thousands):

Year Ending December 31,
2006	$747
2007	270
2008	75

$1,092

Rental expense under operating leases totaled approximately $4,536,000, $5,575,000 and $5,687,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company had leased a galvanizing line (“#2 CGL”) which was treated as an operating lease. The original term of the lease was ten years with an early buy-out option after seven years. In 2005, the Company exercised its buy-out option per the terms of the agreement and purchased the equipment for cash. The lease had varied rental payments which were recognized on the straight-line method over the original term of the lease. The Company continued to expense rental payments on the straight-line method on the #2 CGL through September 30, 2005, the date of purchase. Subsequent to the purchase, the deferred rent liability was credited against the purchase price of the #2 CGL.

6.	Investment in Affiliated Company

The investment in the net assets of Companhia Siderurgica de Tubarao (“CST”) accounted for under the equity method amounted to $30,283,000 at December 31, 2004. The investment was sold in June 2005 as described below.

The Company received $2,242,000 and $1,962,000 in dividends from CST during the years ended December 31, 2004 and 2003, respectively. No dividends were received in 2005.

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

As a result of these agreements, the Company evaluated the carrying value of its investment in CST and recognized an impairment loss of approximately $5,258,000 in 2004. The impairment loss was determined by comparing the carrying value of the investment to the ultimate cash flow to be generated to the Company as a result of the option agreement. The Company determined that this cash flow would essentially be the sales proceeds as agreed to in the option agreement. The impairment loss recognized in 2004 was offset by earnings of CST recognized by the Company prior to executing the option agreement in the amount of $2,211,000, resulting in a net loss of $3,047,000 in equity of affiliate in the 2004 consolidated statement of operations. As of December 31, 2004, the Company had received $1,181,000 as a cash advance, which was classified as a reduction of the investment in CST in the 2004 consolidated balance sheet. The remaining $30,283,000 was received in 2005 upon exercise of the option.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

7.	Notes Payable and Long-term Debt

In March 1999, the Company entered into a five-year revolving credit facility with a syndicate of three financial institutions. The credit facility provided for an aggregate principal amount of up to $130,000,000, including a $25,000,000 sublimit for letters of credit, subject in all respects to a borrowing base coverage requirement. The Company drew a substantial portion of the advances available under the credit facility on the closing date to repay advances under its previously existing credit agreement.

On June 30, 2003, the credit facility was amended with the then existing syndication of four financial institutions for an aggregate principal amount of up to $110,000,000. The term of the credit facility was also extended for a period of three years expiring on June 30, 2006. This credit facility was terminated on September 29, 2005 and on the same day, the Company entered into a new five-year revolving credit facility (the “Facility”) with a syndicate of four financial institutions. The Facility provided for an aggregate principal amount of up to $110,000,000 subject in all respects to a borrowing base coverage requirement. Advances under this Facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

Under the Facility, a commitment fee is applied on the average daily undrawn portion of the commitments at a rate equal to the applicable margin. The applicable margin in effect from time to time will range from 0.1% to 0.3%, based upon the leverage ratio.

At the Company’s election, the amounts advanced under the Facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is generally payable quarterly and any accrued interest and principal is due and payable in September 2010.

There were no outstanding borrowings as of December 31, 2005. As of December 31, 2005, the Company had three outstanding letters of credit in the amount of $1,445,400 which expire on various dates through August 2006. This outstanding balance reduces the borrowing base. The Company had $108,554,600 of borrowings available under the Facility as of December 31, 2005.

Fees incurred on the Facility are being amortized over the term of the life of the loan. The unamortized amount of financing costs was approximately $529,000 and $249,000 at December 31, 2005 and 2004, respectively, and are classified as other assets in the consolidated balance sheet.

The Facility is collateralized by the Company’s accounts receivable and inventories. The Facility requires compliance with certain covenants and restrictions with regard to the interest coverage ratio, tangible net worth and shareholder distributions. At December 31, 2005 and 2004, the Company was in compliance with all covenants and restrictions.

On March 22, 2004, the Company issued an aggregate of $150,000,000 of ten-year, 6.125% unsecured senior notes due in March 2014. The interest on these senior notes is payable on March 15 and September 15 of each year, commencing September 15, 2004.

The notes are senior in right of payment to all of the Company’s subordinated indebtedness and equal in right of payment to all of the Company’s existing and future indebtedness that is not by its terms subordinated to the notes. The Company may redeem the notes at any time after March 15, 2009. In addition, the Company my redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

7.	Notes Payable and Long-term Debt (Continued)

With the proceeds of the 6.125% senior notes and cash on hand, the Company retired the 8.5% senior notes due in 2009. Of the total $150,000,000 payable, the Company redeemed $132,140,000 in March 2004, with the remaining $17,860,000 in April 2004. The Company also incurred a loss of $9,025,000 from early redemption of the 8.5% senior notes due in 2009, which included premium costs of $6,870,000 and expensing the unamortized issuance costs of $2,155,000. The unamortized portion of the financing costs related to the 6.125% senior notes due in 2014 was approximately $1,986,000 and 2,228,000 at December 31, 2005 and 2004, respectively, and are classified as other assets in the consolidated balance sheet.

On June 24, 2004, the Company completed an exchange offer exchanging its unregistered 6.125% senior notes for 6.125% senior notes registered by the Company pursuant to a registration statement filed under the Securities Act of 1933.

Long-term debt at December 31, 2005 and 2004 consisted of the following (dollars in thousands):

	2005	2004
Senior Notes bearing interest at 6.125% interest payable semi-annually, due March 2014	$150,000	$150,000
Revolving Line of Credit payable to banks consist of amounts advanced under a $110,000,000 bank facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable quarterly and any accrued interest and principal are due and payable in full in September 2010	—	—
Revolving Line of Credit payable to banks consist of amounts advanced under a $110,000,000 bank facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Accrued interest and principal was paid in full on September 29, 2005, the termination date.	—	4,000

	$150,000	$154,000

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

During the years ended December 31, 2005, 2004 and 2003, $56,480,000, $17,061,000 and $10,878,000, respectively, in dividends were declared and paid.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

9.	Related Party Transactions

The Company has transactions in the normal course of business with affiliated companies. The Company is 50% owned by JFE Steel Corporation, a Japanese corporation, and 50% owned by Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce (“CVRD”), a Brazilian corporation.

The Company purchases steel slab from CST, a former investee, and JFE Steel. CST was considered an affiliated company until the investment was sold in June 2005 (Note 6). The following represents total purchases made from affiliated companies for the years ended December 31 (dollars in thousands):

	2005	2004	2003
CST	$67,504	$151,863	$87,252
JFE Steel	13,362	14,611	6,048

At December 31, 2005, the Company owed affiliated companies $12,987,000 for goods and services. No amounts were owed to affiliated companies at December 31, 2004.

10.	Commitments and Contingencies

At December 31, 2005, the Company is committed, in the form of open purchase orders, to purchase approximately $84,874,000 in steel slabs and other commitments, of which $19,800,000 is from related parties.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacturing of its products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as the Company takes possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133 by the Company.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in the other accrued expenses in the 2005 and 2004 consolidated financial statements. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10.	Commitments and Contingencies (Continued)

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

The Company is self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the Company’s claims development history, case jurisdiction, related legislation, and the Company’s claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, the Company’s financial results could be impacted.

11.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of the following (dollars in thousands):

	2005	2004	2003
Current:
Federal	$33,672	$61,258	$(3,393)
State	8,481	14,180	(1,116)

	42,153	75,438	(4,509)

Deferred:
Federal	(4,865)	(2,206)	5,840
State	(124)	2,176	940

	(4,989)	(30)	6,780

	$37,164	$75,408	$2,271

Actual tax expense from the “expected” tax expense (computed by applying the U.S. federal statutory tax rate of 35% to income before income tax expense) is as follows (dollars in thousands):

	2005	2004	2003
Computed “expected” tax expense	$28,185	$64,660	$2,385
State income taxes, net of federal benefit	6,052	10,615	412
Foreign withholding taxes	2,189	—	—
State manufacturing investment credit, net of federal benefit	—	—	(526)
Other	738	133	—

	$37,164	$75,408	$2,271

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

11.	Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows (dollars in thousands):

	2005	2004
Deferred tax assets:
Inventory	$261	$1,030
State taxes	4,462	7,130
Allowance for doubtful accounts	329	307
Accrued expenses	3,908	2,517

Total gross deferred tax assets	8,960	10,984
Less valuation allowance	—	—

Net deferred tax assets	8,960	10,984

Deferred tax liabilities:
Property, plant and equipment	(54,575)	(57,671)
Under distributed earnings of affiliate	—	(2,624)
Other	(3,476)	(4,769)

Total gross deferred tax liabilities	(58,051)	(65,064)

Net deferred tax liabilities	$(49,091)	$(54,080)

Based on the Company’s historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 2005. Management believes the existing deductible temporary differences will reverse during periods in which the Company generates net taxable income.

12.	Employee Benefit and Retirement Plans

401(k) plan: The Company maintains a 401(k) savings plan (the “401(k) Plan”), a tax qualified cash or deferred tax arrangement defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan provides the participants with benefits upon retirement, death, disability or termination of employment with the Company. Employees are eligible to participate in the salary reduction portion of the 401(k) Plan on the first day of the calendar month following their date of hire. Participants may authorize the Company to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed the legally permissible limits.

The 401(k) Plan provides for the Company’s discretionary matching and profit sharing contributions. The Company currently matches 100% of the first 4% of the participant’s deferral under the 401(k) Plan and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Participants are immediately 100% vested in both their contributions and Company contributions plus actual earnings and losses thereon. Company contributions are accrued as participant contributions are withheld and are paid in full to the trustee of the 401(k) Plan on a pay period basis. Each year the Company may elect to make additional contributions to the 401(k) Plan. This discretionary employer contribution, if the Company makes it, is allocated to each participants account based on the participant’s compensation for the year relative to the compensation of all the participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Plan expense for the three years ended December 31, 2005, 2004 and 2003 were approximately $2,393,000, $2,446,000 and $2,247,000, respectively.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12.	Employee Benefit and Retirement Plans (Continued)

Profit sharing plan: The Company sponsors a profit sharing plan under which contributions are established based on a pool amount, equal to 8% of the Company’s income before taxes, gain or loss on disposition of fixed assets, and equity in income (loss) of affiliate. The basis for determining the profit sharing pool is subject to review and approval of the Company’s board of directors. The employee’s share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2005, 2004 and 2003 was approximately $6,775,000, $17,772,000 and $891,000, respectively.

13.	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2005 and 2004 is as follows (dollars in thousands):

	Quarter				Total
	1st	2nd	3rd	4th
2005:
Net sales	$339,314	$306,595	$287,698	$300,779	$1,234,386
Gross profit	48,414	22,446	4,486	38,772	114,118
Income (loss) for operations	41,121	19,139	(1,536)	29,796	88,520
Net income (loss)	22,074	9,673	(1,065)	12,683	43,365

2004:
Net sales	$234,798	$290,048	$390,255	$341,891	$1,256,992
Gross profit	20,406	52,654	95,004	68,612	236,676
Income for operations	14,071	46,059	86,106	60,715	206,951
Net income	1,819	26,302	46,111	35,103	109,335

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		Deductions to Reserve	Balance at End of Period
		Charged to Costs and Expenses	Charged to other accounts
Year ended December 31, 2005 A/R Allowance	$700,000	$50,000	$—	$—	$750,000

Year ended December 31, 2004 A/R Allowance	$400,000	$300,000	$—	$—	$700,000

Year ended December 31, 2003 A/R Allowance	$300,000	$322,859	$—	$(222,859)	$400,000

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2006

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MASAKAZU KURUSHIMA Masakazu Kurushima	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2006

/S/ RICARDO BERNARDES Ricardo Bernardes	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2006

/S/ VICENTE WRIGHT Vicente Wright	Chairman of the Board	March 27, 2006

/S/ TOSHIHIRO KABASAWA Toshihiro Kabasawa	Director	March 27, 2006

/S/ JAMES PESSOA James Pessoa	Director	March 27, 2006

/S/ HIDENORI TAZWA Hidenori Tazwa	Director	March 27, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(6)

3.3	Bylaws of the Registrant, as amended on July 16, 1999.(6)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series B note.(1)

4.3	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(8)

4.4	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(8)

4.5	First Supplemental Indenture dated March 19, 2004 between the Registrant and U.S. Bank National Association, a national banking association, as successor Trustee to State Street Bank and Trust Company of California, N.A.(8)

4.6	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Lending Institutions from time to time party thereto as lenders, BankBoston, N.A., in its capacity as Loan and Collateral Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC, as the Arrangers.(1)

10.2	Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia Siderurgica de Tubarão, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of December 11, 1986, Memorandum of Agreement No. MA-04, dated as of December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of December 11, 1996.(1)

10.3	Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

10.4	The Burlington Northern and Santa Fe Railway Company BNSFC 302606 Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad Company.(1)

10.5	Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of California, National Association.(1)

10.6	Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser Steel Land Development, Inc.(1)

10.7	Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.(1)

10.8	A 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental Protection Agency, Department of Toxic Substances Control.(1)

10.9	Purchase Agreement dated March 30, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.10	Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.11	Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(2)

10.12	First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BancBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(2)

10.13	Amendment to Supplemental Executive Retirement Plan, dated October 10, 2000, between the Registrant and James E. Declusin.(3)

10.14	Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the Registrant and Brett J. Guge.(3)

10.15	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company.(4)

10.16	Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(5)

10.17	Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks.(5)

10.18	Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks.(7)

10.19	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 2 Regulated Transportation Contract, dated as of September 4, 2002, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company.(10)

10.20	Sixth Amendment, dated as of July 17, 2003, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks.(10)

10.21	Supplemental Executive Retirement Plan, dated as of January 16, 2003, between the Registrant and James L. Wilson (10)

10.22	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc.(9)

10.23	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor.(9)

10.24	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank.(11)

14.1	Code of Ethics.(12)

21.1	Subsidiaries of the Registrant.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on October 15, 2004.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 8, 2004.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 28, 2005.