Form 10-K/A
period 2005-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2006-04-13
CIK 751799

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 12, 2006, there were 1,000 shares of the registrant’s common stock, no par value, outstanding.

EXPLANATORY NOTE

California Steel Industries, Inc., is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment”) for the year ended December 31, 2005, which was originally filed on March 27, 2006 (“Original Filing”), to correct two typographical errors in the table presentation “Statement of Operations Data” in Part II, Item 6. Selected Consolidated Financial Data. The first typographical error was the presentation of the figure $1,020,268 as the “Cost of sales” for 2005, whereas the correct figure is $1,120,268. The second typographical error was the presentation of the figure $37,164 as the “Net Income (loss)” for 2005, whereas the correct figure is $43,365. This Amendment contains only the section of the Original Filing that is being amended and restated, as well as the required certifications thereof.

PART II

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,234,386	$1,256,992	$770,787	$769,719	$652,938
Cost of sales	1,120,268	1,020,316	727,166	672,449	625,261
Gross profit	114,118	236,676	43,621	97,270	27,677
Selling, general and administrative expenses	27,669	29,179	24,997	26,013	23,350
(Gain) loss on disposition of property, plant and equipment	(2,071)	546	114	(492)	802
Income from operations	88,520	206,951	18,510	71,749	3,525
Interest expense, net	(11,299)	(10,660)	(13,730)	(14,127)	(16,316)
Income (loss) before income tax expense (benefit)	80,529	184,743	6,815	58,139	(7,317)
Net income (loss)	$43,365	$109,335	$4,544	$35,001	$(3,711)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits:

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2006

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima,
President and Chief Executive Officer