Form 10-Q
period 2006-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2006-04-26
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  ☐  Yes    ☒  No

As of April 25, 2006, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of March 31, 2006	As of December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,091	$104,294
Trade accounts receivable, less allowance for doubtful receivables of $750 at March 31, 2006 and December 31, 2005	110,653	91,757
Inventories	236,497	201,640
Deferred income taxes	3,501	3,501
Other receivables and prepaid expenses	5,553	9,320

Total current assets	435,295	410,512
Other assets	2,426	2,515
Property, plant and equipment, net	238,761	241,774

Total assets	$676,482	$654,801

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$82,251	$100,299
Accrued interest expense	395	2,691
Accrued utilities	5,478	4,856
Income taxes payable	22,979	13,394
Other accrued expenses	18,332	10,990

Total current liabilities	129,435	132,230

Long-term debt	150,000	150,000
Deferred income taxes	52,592	52,592
Commitments and contingencies (Note 6)
Redeemable preferred stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Stockholders’ equity:
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	304,455	279,979

Total stockholders’ equity	314,455	289,979

Total liabilities, redeemable preferred stock and stockholders’ equity	$676,482	$654,801

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended March 31,
	(unaudited)
	2006	2005
Net sales	$318,025	$339,314
Cost of sales	256,526	290,900

Gross profit	61,499	48,414
Selling, general and administrative expenses	7,466	7,293
Loss on disposition of property, plant & equipment	247	—

Income from operations	53,786	41,121
Other income (expense):
Interest expense, net	(1,547)	(2,912)
Other, net	(868)	251

Income before income tax expense	51,371	38,460
Income tax expense	21,086	16,386

Net income	30,285	22,074
Preferred dividends declared and paid	(5,107)	(31,205)

Net income (loss) available to common shareholders	$25,178	$(9,131)

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$30,285	$22,074
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,281	6,764
Loss on disposition of property, plant and equipment	247	—
Change in assets and liabilities:
Trade accounts receivable, net	(18,896)	(36,495)
Inventories	(34,857)	(4,333)
Other receivables and prepaid expenses	3,767	981
Accounts payable	(18,048)	13,358
Income taxes payable	9,585	(67)
Accrued interest expense	(2,296)	(2,256)
Accrued utilities and other accrued expenses	7,964	3,489

Net cash (used in) provided by operating activities	(14,968)	3,515

Cash flows from investing activities:
Additions to property, plant and equipment	(4,179)	(3,202)
Advance on the sale of investment	—	2,522
Removal cost for the sale of property, plant and equipment	(247)	—

Net cash used in investing activities	(4,426)	(680)

Cash flows from financing activities:
Net borrowings under line-of-credit agreement with banks	—	39,000
Dividends paid	(5,809)	(40,607)

Net cash used in financing activities	(5,809)	(1,607)

Net (decrease) increase in cash and cash equivalents	(25,203)	1,228
Cash and cash equivalents at beginning of period	104,294	801

Cash and cash equivalents at end of period	$79,091	$2,029

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$4,628	$4,796

Income taxes	$11,500	$17,539

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of March 31, 2006 and December 31, 2005 (audited) and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K and Form 10-K/A for the year ended December 31, 2005. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results expected for the full year.

2. New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 resolves issued addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Among other provisions, the new rule (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivates, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007, beginning January 1, 2007. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007, beginning January 1, 2007. The Company is currently evaluating the effect that the adoption of SFAS 156 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	March 31, 2006	December 31, 2005
	(unaudited)
	(In thousands)
Finished goods	$23,499	$16,696
Work-in-process	30,819	31,971
Raw materials	169,806	142,466
Other	12,373	10,507

Total	$236,497	$201,640

4. Investment in Affiliated Company

The investment in Companhia Siderurgica de Tubarão (“CST”) was sold in June 2005 as described below.

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

During the three months ended March 31, 2005, the Company received $2,522,000 as a cash advance on the purchase price for the Company’s interest in CST. The Company exercised its option in June 2005 to sell the stock and received the remaining $27,761,000 in June 2005.

5. Credit Facility

In September 2005, the Company terminated its existing $110,000,000 credit facility with a bank group led by Bank of America and entered into a new five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under this facility as of March 31, 2006. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

6. Commitments and Contingencies

At March 31, 2006, the Company is committed in the form of total open purchase orders, to purchase approximately $85,421,000 in steel and other goods and services, of which $34,650,000 is from a related party.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacture of its products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as the Company takes possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133 by the Company. None of the Company’s current contracts are designated as hedges.

The Company has been contacted by various governmental agencies regarding specified environmental matters at its operating facility in Fontana, California. During September 1990, the Company reached a preliminary agreement with the California Regional Department of Health Services, which allows the Company to draft its own investigation and remediation agreement and move forward with its own plan of action at its operating facility upon agency review and approval. In November 1992, the Company entered into a Voluntary and Enforceable Agreement (the “Agreement”) with the California Department of Toxic Substances Control (“DTSC”) which sets forth certain terms and conditions related to the remediation of hazardous substances at the Company’s operating facility. The Agreement also preserves the Company’s right as to future assignment and apportionment of costs to other parties.

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other accrued expenses at March 31, 2006 and December 31, 2005 consolidated balance sheets. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

The Company is self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred by not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the Company’s claims development history, case jurisdiction, related legislation, and the Company’s claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, the Company’s financial results could be impacted.

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

The following risk factors may affect our operating results and the environment within which we conduct our business:

•	Fluctuations in raw materials and freight prices as a result of changes in global steel consumption;

•	Our substantial indebtedness, interest expense and principal repayment obligations under our credit facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases;

•	The possibility of deadlocks among our board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of our board currently consisting of four members as elected by our two stockholders, each of whom holds 50% of our stock;

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures;

•	Our ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the Company’s manufacturing plant;

•	The Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•	Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•	Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

Results of Operations

	Tons Billed Three months ended March 31,
	2006	2005
Hot Rolled	217,044	184,646
Cold Rolled	38,243	40,772
Galvanized	190,250	169,679
ERW Pipe	44,890	53,041

Total	490,427	448,138

Net sales. Net sales decreased $21,289,000, or 6.3%, from $339,314,000 for the three months ended March 31, 2005 to $318,025,000 for the three months ended March 31, 2006. Billed tons increased by 42,289 net tons, or 9.4%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 which increased net sales by $32,182,000. However, due to market conditions, the average unit price is lower for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 which decreased net sales by $50,817,000. A lower value product mix further decreased net sales by $1,721,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Gross profit. Gross profit increased $13,085,000, or 27.0%, from $48,414,000 for the three months ended March 31, 2005 to $61,499,000 for the three months ended March 31, 2006. Gross profit as a percentage of net sales increased from 14.3% for the three months ended March 31, 2005 to 19.3% for the three months ended March 31, 2006. The increase in gross profit is attributable to an increase in sales volume and a decrease in raw material consumption costs.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses increased $173,000, or 2.4%, from $7,293,000 for three months ended March 31, 2005 to $7,466,000 for the three months ended March 31, 2006. There were no major changes to SG&A expenses between the two periods.

Interest expense, net. Interest expense decreased $1,365,000, or 46.9%, from $2,912,000 for the three months ended March 31, 2005 to $1,547,000 for the three months ended March 31, 2006. The decrease is largely attributable to interest income earned on the higher average cash balance and lower loan balance for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Interest expense is net of interest income and capitalized interest of $31,000 for the three months ended March 31, 2005 and $1,172,000 for the three months ended March 31, 2006.

Income taxes. Due to higher income before taxes of $51,371,000 for the three months ended March 31, 2006 compared to

$38,460,000 for the three months ended March 31, 2005, the Company’s income tax increased $4,700,000, from a tax expense of $16,386,000 for the three months ended March 31, 2005 to $21,086,000 for the three months ended March 31, 2006. The effective tax rate was 41.0% for the three months ended March 31, 2006 compared to 42.6% for the three months ended March 31, 2005. The Company’s effective tax rate in 2005 was higher because it included additional State taxes as a result of an audit of previous years.

Net income. Net income for the three months ended March 31, 2006 was $30,285,000 compared to net income of $22,074,000 for the three months ended March 31, 2005, an increase of $8,211,000.

Certain Liquidity and Capital Resources

At March 31, 2006, the Company had $79,091,000 in cash and cash equivalents and over $108,500,000 in financing available under its credit facility. During the three months ended March 31, 2006, cash flows used in operating activities was $14,968,000 which consisted of generation of cash flow of $30,285,000 in net income, $7,281,000 in depreciation and amortization expense, $247,000 on the loss on the disposition of property, plant and equipment and a net cash flow decrease of $52,781,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to an $18,896,000 increase in trade accounts receivable, a $34,857,000 increase in inventories, and an $18,048,000 decrease in accounts payable offset by a $9,585,000 increase in income tax payable and a $7,964,000 increase in accrued utilities and other accrued expenses. Cash flows used in investing activities during the three months ended March 31, 2006 consisted of $4,179,000 of capital expenditures and $247,000 for removal cost on the disposition of property, plant and equipment. Cash flows used in financing activities during the three months ended March 31, 2006 consisted of a dividend payment of $5,809,000 on the Company’s common and preferred stock. During the three months ended March 31, 2006, the Company also made interest payments of $4,593,750 on its 6.125% senior notes due in 2014.

In September 2005, the Company terminated its existing $110,000,000 credit facility with a bank group led by Bank of America and entered into a new five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under this facility as of March 31, 2006. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

The Company currently has approximately $4,157,000 in material commitments for capital expenditures expected to be completed during fiscal year 2006. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2006 is approximately $30,000,000.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. The Company believes that cash generated from operations and available borrowings under its credit facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2006. The Company was in compliance with all the bank covenants at March 31, 2006.

Commitment and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of March 31, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	921	664	256	1	—
Purchase Obligations (1)	85,421	84,332	1,089	—	—
Estimated Interest Payments on Debt (2)	73,117	9,188	18,375	18,375	27,179
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$311,259	$94,184	$20,520	$19,376	$177,179

(1)	Amounts relate to contractual commitments to purchase $67,175,000 ($34,650,000 from a related party) of steel slabs and the remaining in other assorted contractual commitments.

(2)	Amounts represent the annual accrued interest on our $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in March 2014.

(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 6 to the Financial Statements.

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

Allowance for Doubtful Accounts: The Company has attempted to reserve for expected credit losses based on past experience with similar accounts receivable and believes its reserves to be adequate. It is possible, however, that the accuracy of the Company’s estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. The Company continually reviews and refines the estimation process to make it as reactive to these changes as possible; however, it cannot guarantee that it will be able to accurately estimate credit losses on these accounts receivable.

Environmental Reserve: The Company has engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in the other accrued expenses in the March 31, 2006 consolidated balance sheet. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

Self-insurance Liability: The Company is self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred by not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the Company’s claims development history, case jurisdiction, related legislation, and the Company’s claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, the Company’s financial results could be impacted.

Revenue Recognition: The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to customer. For products shipped FOB destination, revenue is recognized at the time of delivery. In certain cases, at the customer’s request, the Company will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under Staff Accounting Bulletin (“SAB”) No. 101 have been met.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to fluctuations in interest rates on its $110,000,000 floating interest rate credit facility. The Company does not currently use interest rate swaps or other types of derivative financial instruments.

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its credit facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. The credit facility bears interest at the Eurodollar rate or the prime rate, which were 5.65% (three months rate) (including margin) and 7.75%, respectively, at March 31, 2006. The Company does not expect to borrow any money from the banks during 2006, however, if the Company had to borrow and its estimated average amount of debt outstanding under the facility for fiscal year 2006 was approximately $10.0 million, a one-percentage point increase in interest rates would result in an increase in interest expense of $100,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate credit facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing its products. During 2005, the Company changed its electricity procurement strategy from the direct access program whereby electricity customers can contract directly with energy providers for energy; and effective November 1, 2005, became a full-service bundled utility customer of Southern California Edison. Due to high prices and continued regulatory charges related to the California electricity crisis in 2001, the Company’s average electricity costs are expected to increase 3 cents per kwh during 2006, about a 30% increase from 2005. The Company’s electricity costs represented approximately 2.7% and 2.4% of costs of goods sold for three months ended March 31, 2006 and 2005, respectively.

The Company generally utilizes a daily average of about 12,000 million British thermal units, or MMBTUs, of natural gas to produce its products. To stabilize price volatility, the Company regularly uses a risk management approach to fix the price on portions of its natural gas requirements up to two years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (“NYMEX”), and/or the Southern California border basis (basis represents the difference between the NYMEX price at Henry Hub, Louisiana and the price at the Southern border).

The Company currently has financial swap agreements for approximately 50% of its natural gas commodity requirements for 2006, and approximately 80% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. Natural gas costs represented approximately 4.1% and 2.3% of its cost of goods sold for the three months ended March 31, 2006 and 2005, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending March 31, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as March 31, 2006, that there were no changes in the Company’s internal controls or in other factors that could significantly affect its internal controls.

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

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on January 31, 2006

Item 2.02. Results of Operations and Financial Condition

2005 Financial Results disclosed in Press Release

(2)	Form 8-K filed on April 11, 2006

Item 2.02. Results of Operations and Financial Condition

Use of Non-GAAP Financial Measures in First Quarter 2006 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2006

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999.(2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(3)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(3)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc.(4)

10.2	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor.(4)

10.3	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank.(5)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on October 27, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.