Form 10-Q
period 2006-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2006-07-27
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

As of July 27, 2006, 1,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of June 30, 2006	As of December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$161,538	$104,294
Trade accounts receivable, less allowance for doubtful receivables of $850 at June 30, 2006 and $750 at December 31, 2005	98,579	91,757
Inventories	192,188	201,640
Deferred income taxes	3,501	3,501
Other receivables and prepaid expenses	3,003	9,320

Total current assets	458,809	410,512
Other assets	2,338	2,515
Property, plant and equipment, net	235,903	241,774

Total assets	$697,050	$654,801

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$71,986	$100,299
Accrued interest expense	2,691	2,691
Accrued utilities	5,337	4,856
Income taxes payable	19,819	13,394
Other accrued expenses	13,837	10,990

Total current liabilities	113,670	132,230

Long-term debt	150,000	150,000
Deferred income taxes	52,592	52,592
Commitments and contingencies (Note 6)
Redeemable preferred stock:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; issued and outstanding 3,000 shares	30,000	30,000
Stockholders’ equity:
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Common stock, no par value. Authorized 2,000 shares; issued and outstanding 1,000 shares	10,000	10,000
Retained earnings	340,788	279,979

Total stockholders’ equity	350,788	289,979

Total liabilities, redeemable preferred stock and stockholders’ equity	$697,050	$654,801

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)
	2006	2005	2006	2005
Net sales	$349,066	$306,595	$667,091	$645,909
Cost of sales	279,197	284,149	535,723	575,049

Gross profit	69,869	22,446	131,368	70,860
Selling, general and administrative expenses	7,686	6,611	15,152	13,904
Loss (gain) on disposition of PP&E	—	(3,304)	247	(3,304)

Income from operations	62,183	19,139	115,969	60,260
Other income (expense):
Interest expense, net	(942)	(3,400)	(2,489)	(6,312)
Other, net	(716)	313	(1,584)	564

Income before income tax expense	60,525	16,052	111,896	54,512
Income tax expense	24,192	6,379	45,278	22,765

Net income	36,333	9,673	66,618	31,747
Preferred dividends declared and paid	—	—	(5,107)	(31,205)

Net income available to common shareholders	$36,333	$9,673	$61,511	$542

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$66,618	$31,747
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,686	13,535
Loss (gain) on sale of property, plant & equipment	247	(3,304)
Change in assets and liabilities:
Trade accounts receivable, net	(6,822)	6,082
Inventories	9,452	13,865
Other receivables and prepaid expenses	6,317	1,879
Accounts payable	(28,313)	44,745
Income taxes payable	6,425	(9,777)
Accrued interest expense	—	(10)
Accrued utilities and other accrued expenses	3,328	654

Net cash provided by operating activities	71,938	99,416

Cash flows from investing activities:
Additions to property, plant and equipment	(8,638)	(6,838)
Proceeds from sale of affiliate stock	—	30,283
(Removal cost) proceeds from the sale of property, plant and equipment	(247)	6,553

Net cash (used in) provided by investing activities	(8,885)	29,998

Cash flows from financing activities:
Net payment under line-of-credit agreement with banks	—	(4,000)
Dividends paid	(5,809)	(40,607)

Net cash used in financing activities	(5,809)	(44,607)

Net increase in cash and cash equivalents	57,244	84,807
Cash and cash equivalents at beginning of period	104,294	801

Cash and cash equivalents at end of period	$161,538	$85,608

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$4,663	$5,165

Income taxes	$39,390	$33,628

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of June 30, 2006 and December 31, 2005 (audited) and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K and Form 10-K/A for the year ended December 31, 2005. Results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results expected for the full year.

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

In July 2006, the FASB issued Final Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies.” FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	June 30, 2006	December 31, 2005
	(unaudited)
	(In thousands)
Finished goods	$26,503	$16,696
Work-in-process	28,321	31,971
Raw materials	123,661	142,466
Supplies	13,703	10,507

Total	$192,188	$201,640

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

5. Credit Facility

In September 2005, the Company terminated its existing $110,000,000 credit facility with a bank group led by Bank of America and entered into a new five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under this facility as of June 30, 2006. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

6. Commitments and Contingencies

At June 30, 2006, the Company is committed in the form of total open purchase orders, to purchase approximately $164,888,000 in steel and other goods and services, of which $19,250,000 is from a related party.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other accrued expenses at June 30, 2006 and December 31, 2005 consolidated financial statements. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

The following risk factors may affect our operating results and the environment within which we conduct our business:

•	Fluctuations in raw materials and freight prices as a result of changes in global steel consumption;

•	Our substantial indebtedness, interest expense and principal repayment obligations under our credit facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases;

•	The possibility of deadlocks among our board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of our board currently consisting of four members as elected by our two stockholders, each of whom holds 50% of our stock;

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures;

•	Our ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the Company’s manufacturing plant;

•	The Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•	Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•	Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

Results of Operations

	Tons Billed Three months ended June 30,		Tons Billed Six months ended June 30,
	2006	2005	2006	2005
Hot Rolled	214,120	176,815	431,164	361,461
Cold Rolled	48,630	45,514	86,873	86,286
Galvanized	203,670	164,049	393,920	333,728
ERW Pipe	58,935	41,373	103,825	94,414

Total	525,355	427,751	1,015,782	875,889

Net sales. Net sales increased $42,471,000, or 13.9%, from $306,595,000 for the three months ended June 30, 2005 to $349,066,000 for the three months ended June 30, 2006. Year-to-date net sales increased $21,182,000, or 3.3%, from $645,909,000 for the six months ended June 30, 2005 to $667,091,000 for the six months ended June 30, 2006. Billed tons increased by 97,604 net tons, or 22.8%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Year-to-date net tons billed were higher by 139,893, or 16.0%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The average unit price is lower for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005. The lower average unit price decreased net sales approximately $32,759,000 for the three months and $84,271,000 for the six months ended June 30, 2006. As customer inventory levels were higher than average and the average unit price was higher than normal at the end of fiscal year 2004, demand for the Company’s product was lower during the first six months of fiscal year 2005. Demand for the Company’s product was higher during the first six months of fiscal year 2006 as customers were replenishing their below average inventory levels at a lower average unit price. Thus, the decrease in average unit price was offset by higher tonnage billed in the three and six months ended June 30, 2006, which increased sales by $70,735,000 for the three months and $103,982,000 for the six months ended June 30, 2006. The product mix also contributed $4,508,000 and $2,416,000, respectively, to net sales for the three and six months ended June 30, 2006, compared to the three and six months ended June 30, 2005.

Gross profit. Gross profit increased $47,423,000, or 211.3% from $22,446,000 for the three months ending June 30, 2005 to $69,869,000 for the three months ended June 30, 2006. Year-to-date gross profit increased $60,508,000, or 85.4%, from $70,860,000 for the six months ended June 30, 2005 to $131,368,000 for the six months ended June 30, 2006. Gross profit as a percentage of net sales increased from 7.3% for the three months ended June 30, 2005 to 20.0% for the three months ended June 30, 2006 and from 11.0% for the six months ended June 30, 2005 to 19.7% for the six months ended June 30, 2006. The increase in gross profit is attributable to an increase in sales volume and a decrease in raw materials consumption costs.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses increased $1,075,000, or 16.3%, from $6,611,000 for three months ended June 30, 2005 to $7,686,000 for the three months ended June 30, 2006. Year-to-date SG&A expenses increased $1,248,000, or 9.0%, from $13,904,000 for the six months ended June 30, 2005 to $15,152,000 for the six months ended June 30, 2006. The largest factor contributing to the increase to SG&A for the six months ended June 30, 2006 was salaries which increased $1,299,000 from the six months ended June 30, 2005. The increase in salaries is attributable to an increase in profit sharing due to an increase in income before taxes for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Interest expense, net. Interest expense decreased $2,458,000, or 72.3%, from $3,400,000 for the three months ended June 30, 2005 to $942,000 for the three months ended June 30, 2006. The year-to-date interest expense decreased $3,823,000, or 60.6%, from $6,312,000 for the six months ended June 30, 2005 to $2,489,000 for the six months ended June 30, 2006. The decrease is largely attributable to interest income earned on higher average cash balances and lower loan balances for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The Company also received interest income from the State of California Franchise Tax Board for disputed prior year income tax years during the three months ended June 30, 2006 which is netted against interest expense. Interest expense is net of interest income and capitalized interest of $217,000 and $247,000 for the three and six months ended June 30, 2005 and $2,083,000 and $3,255,000 for the three and six months ended June 30, 2006, respectively.

Income taxes. Due to higher income before taxes of $60,525,000 for the three months ended June 30, 2006 compared to $16,052,000 for the three months ended June 30, 2005, the Company’s income tax increased $17,813,000, from $6,379,000, for the three months ended June 30, 2005 to $24,192,000 for the three months ended June 30, 2006. As a result of higher income before taxes of $111,896,000 for the six months ended June 30, 2006 compared to $54,512,000 for the six months ended June 30, 2005, year-to-date income tax expense increased $22,513,000 from $22,765,000 for the six months ended June 30, 2005 to $45,278,000 for the six months ended June 30, 2006. The effective tax rate was 40.0% and 40.5% for three and six months ended June 30, 2006 compared to 39.7% and 41.8% for the three and six months ended June 30, 2005, respectively.

Net income. Net income for the three and six months ended June 30, 2006 was $36,333,000 and $66,618,000, respectively, compared to a net income of $9,673,000 and $31,747,000 for the three and six months ended June 30, 2005.

Certain Liquidity and Capital Resources

At June 30, 2006, the Company had $161,538,000 in cash and cash equivalents and approximately $108,700,000 in financing available under its credit facility. During the six months ended June 30, 2006, cash flow from operations provided $71,938,000 which consisted of the generation of cash flow of $66,618,000 in net income, $14,686,000 in depreciation and amortization expense, $247,000 on the loss on the disposition of property, plant and equipment and a net cash flow decrease of $9,613,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $6,822,000 increase in trade accounts receivable and an $28,313,000 decrease in accounts payable offset by a $9,452,000 decrease in inventories, a $6,317,000 decrease in other receivables and prepaid expenses, a $6,425,000 increase in income tax payable and a $3,328,000 increase in accrued utilities and other accrued expenses. Cash flow used in investing activities during the six months ended June 30, 2006 consisted of $8,638,000 of capital expenditures and $247,000 for removal cost on the disposition of property, plant and equipment. Cash flows used in financing activities during the six months ended June 30, 2006 consisted of a dividend payment of $5,809,000 on the Company’s common and preferred stock. During the six month period ended June 30, 2006, the Company also made interest payments of $4,593,750 on its 6.125% senior notes due in 2014.

In September 2005, the Company terminated its existing $110,000,000 credit facility with a bank group led by Bank of America and entered into a new five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under this facility as of June 30, 2006. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

The Company currently has approximately $8,465,000 in material commitments for capital expenditures expected to be completed during fiscal year 2006. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2006 is approximately $30,000,000.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. The Company believes that cash generated from operations and available borrowings under its bank facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2006. The Company was in compliance with all the bank covenants at June 30, 2006.

Commitment and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of June 30, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	686	530	156	—	—
Purchase Obligations (1)	164,888	163,799	1,089	—	—
Estimated Interest Payments on Debt (2)	70,820	9,188	18,375	18,375	24,882
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$388,194	$173,517	$20,420	$19,375	$174,882

(1)	Amounts relate to contractual commitments to purchase $140,002,000 ($19,250,000 from a related party) of steel slabs and the remaining in other assorted other contractual commitments.

(2)	Amounts represent the annual accrued interest on our $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in March 2014.

(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 6 to the Financial Statements.

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

Environmental Reserve: The Company has engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in the other accrued expenses in the June 30, 2006 consolidated balance sheet. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

The Company is exposed to market risks related to fluctuations in interest rates on its $110,000,000 floating interest rate bank facility. The Company does not currently use interest rate swaps or other types of derivative financial instruments related to interest rates.

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its bank facility, changes in interest rates generally do not affect the fair value of such debt, but does affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. The credit facility bears interest at the Eurodollar rate or the prime rate, which were 6.15% (three months rate) (including margin) and 8.25%, respectively, at June 30, 2006. The Company does not expect to borrow any money from the banks during 2006, however, if the Company had to borrow and its estimated average amount of debt outstanding under the facility for fiscal year 2006 was approximately $10.0 million, a one-percentage point increase in interest rates would result in an increase in interest expense of $100,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate credit facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing its products. During 2005, the Company changed its electricity procurement strategy from the direct access program whereby electricity customers can contract directly with energy providers for energy; and effective November 1, 2005, became a full-service bundled utility customer of Southern California Edison. Due to high prices and continued regulatory charges related to the California electricity crisis in 2001, the Company’s average electricity costs are expected to increase 3 cents per kwh during 2006, about a 30% increase from 2005. The Company’s electricity costs represented approximately 3.0% and 2.8% for 2006 and 1.8% and 2.1% for 2005, of its costs of goods sold for the three and six months ended June 30, 2006 and 2005, respectively.

The Company generally utilizes a daily average of about 12,000 million British thermal units, or MMBTUs, of natural gas to produce its products. To stabilize price volatility, the Company regularly uses a risk management approach to fix the price on portions of its natural gas requirements up to two years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (“NYMEX”), and/or the Southern California border basis (basis represents difference between the NYMEX price at Henry Hub, Louisiana and the price at the Southern border).

The Company currently has in place fixed priced purchase agreements for approximately 70% of its natural gas commodity requirements for the second half of 2006, and approximately 80% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. Natural gas costs represented approximately 3.1% and 3.6% for 2006 and 2.3% and 2.3% for 2005, of its cost of goods sold for the three and six months ended on June 30, 2006 and 2005, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending June 30, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as June 30, 2006, that there were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect its internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time in the ordinary course of business, subject to various pending or threatened legal actions. The Company believes that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

In June 2006, draft resolutions were circulated to the shareholders of the Company seeking approval of a conversion of the 3,000 issued and outstanding shares of Class C preferred stock of the Company into 3,000 shares of the common stock of the Company in a straight one to one conversion. The shareholders were further asked to approve an amendment to the Certificate of Incorporation of the Company to increase the authorized number of common shares from 2,000 to 5,000 to allow for the conversion. The shareholders adopted resolutions approving both the conversion and the amendment to the Certificate of Incorporation pursuant to a unanimous written consent which became effective in July 2006. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on July 25, 2006.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index included herein immediately following the Signature Page.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on April 11, 2006
Item 2.02. Results of Operations and Financial Condition
Use of Non-GAAP Financial Measures in First Quarter 2006 Financial Results disclosed in Press Release

(2)	Form 8-K filed on July 17, 2006
Item 2.02. Results of Operations and Financial Condition
Use of Non-GAAP Financial Measures in Second Quarter 2006 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2006

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Bylaws of the Registrant, as amended on July 16, 1999.(2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(3)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(3)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc.(4)

10.2	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor.(4)

10.3	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank.(5)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on October 27, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.