Form 10-Q
period 2006-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2006-10-27
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

As of October 27, 2006, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands except share and per share data)

	As of September 30, 2006	As of December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,131	$104,294
Trade accounts receivable, less allowance for doubtful receivables of $700 at September 30, 2006 and $750 at December 31, 2005	115,467	91,757
Inventories	349,851	201,640
Deferred income taxes	3,501	3,501
Other receivables and prepaid expenses	3,421	9,320

Total current assets	575,371	410,512
Other assets	2,250	2,515
Property, plant and equipment, net	235,523	241,774

Total assets	$813,144	$654,801

Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$229,102	$100,299
Accrued interest expense	394	2,691
Accrued utilities	5,918	4,856
Income taxes payable	11,760	13,394
Other accrued expenses	21,980	10,990

Total current liabilities	269,154	132,230

Long-term debt	150,000	150,000
Deferred income taxes	52,592	52,592
Commitments and contingencies (Note 6)
Redeemable preferred stock:
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued at September 30, 2006 and 3,000 shares issued and outstanding at December 31, 2005	—	30,000
Stockholders’ equity:
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding at September 30, 2006 and 1,000 shares issued and outstanding at December 31, 2005	40,000	10,000
Retained earnings	301,398	279,979

Total stockholders’ equity	341,398	289,979

Total liabilities, redeemable preferred stock and stockholders’ equity	$813,144	$654,801

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)
	2006	2005	2006	2005
Net sales	$382,296	$287,698	$1,049,387	$933,607
Cost of sales	318,311	283,212	854,034	858,261

Gross profit	63,985	4,486	195,353	75,346
Selling, general and administrative expenses Loss (gain) on disposition of PP&E	8,191 97	5,758 264	23,343 344	19,662 (3,040)

Income (loss) from operations	55,697	(1,536)	171,666	58,724
Other income (expense):
Interest expense, net	(746)	(2,815)	(3,235)	(9,127)
Other, net	(91)	1,553	(1,675)	2,117

Income (loss) before income tax expense	54,860	(2,798)	166,756	51,714
Income tax expense (benefit)	20,941	(1,733)	66,219	21,032

Net income (loss)	33,919	(1,065)	100,537	30,682
Preferred dividends declared and paid	—	(11,905)	(5,107)	(43,110)

Net income (loss) available to common shareholders	$33,919	$(12,970)	$95,430	$(12,428)

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$100,537	$30,682
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,057	20,413
Loss (gain) on sale of property, plant & equipment	344	(3,040)
Change in assets and liabilities:
Trade accounts receivable, net	(23,710)	(265)
Inventories	(148,211)	45,898
Other receivables and prepaid expenses	5,899	(4,147)
Accounts payable	128,803	14,485
Income taxes payable	(1,634)	(13,467)
Accrued interest expense	(2,297)	(2,348)
Accrued utilities and other accrued expenses	12,052	(730)

Net cash provided by operating activities	93,840	87,481

Cash flows from investing activities:
Additions to property, plant and equipment	(15,622)	(31,117)
Proceeds from sale of affiliate stock	—	30,283
(Removal cost) proceeds from the sale of property, plant and equipment	(263)	6,553

Net cash (used in) provided by investing activities	(15,885)	5,719

Cash flows from financing activities:
Net payment under line-of-credit agreement with banks	—	(4,000)
Dividends paid	(79,118)	(56,480)

Net cash used in financing activities	(79,118)	(60,480)

Net (decrease) increase in cash and cash equivalents	(1,163)	32,720
Cash and cash equivalents at beginning of period	104,294	801

Cash and cash equivalents at end of period	$103,131	$33,521

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$9,292	$9,854

Income taxes	$68,390	$39,763

See accompanying notes to consolidated financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of California Steel Industries, Inc. and its subsidiary as of September 30, 2006 and December 31, 2005 (audited) and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K and Form 10-K/A for the year ended December 31, 2005. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results expected for the full year.

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

In July 2006, the FASB issued Final Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS are effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2008, beginning January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company is required to adopt SAB No. 108 in the fourth quarter of 2006 but does not expect the adoption will have a material impact on its results of operations and financial position.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value.

	September 30, 2006	December 31, 2005
	(unaudited)
	(In thousands)
Finished goods	$45,354	$16,696
Work-in-process	43,098	31,971
Raw materials	245,985	142,466
Supplies	15,414	10,507

Total	$349,851	$201,640

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

5. Credit Facility

In September 2005, the Company entered into a new five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under this facility as of September 30, 2006. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

6. Commitments and Contingencies

At September 30, 2006, the Company is committed in the form of total open purchase orders, to purchase approximately $106,447,000 in steel and other goods and services, of which $18,024,000 is from a related party.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other accrued expenses at September 30, 2006 and December 31, 2005 consolidated financial statements. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

7. Redeemable Preferred Stock and Common Stock

In June 2006, draft resolutions were circulated to the shareholders of the Company seeking approval of a conversion of the 3,000 issued and outstanding shares of Class C preferred stock of the Company into 3,000 shares of common stock of the Company in a straight one to one conversion. The shareholders were further asked to approve an amendment to the Certificate of Incorporation of the Company to increase the authorized number of common shares from 2,000 to 5,000 to allow for the conversion. The shareholders adopted resolutions approving both the conversion and the amendment to the Certificate of Incorporation pursuant to a unanimous written consent which became effective in July 2006. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on July 25, 2006.

As a result of the conversion, the $30 million carrying value of the Class C redeemable preferred stock was reclassified to shareholders’ equity as part of common stock.

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

The following risk factors may affect our operating results and the environment within which we conduct our business:

•	Fluctuations in raw materials and freight prices as a result of changes in global steel consumption;

•	Our substantial indebtedness, interest expense and principal repayment obligations under our credit facility, when drawn upon, and 6.125% senior notes, which could limit our ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general economic conditions, and which increase our vulnerability to interest rate increases;

•	The possibility of deadlocks among our board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of our board currently consisting of four members as elected by our two stockholders, each of whom holds 50% of our stock;

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures;

•	Our ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the Company’s manufacturing plant;

•	The Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•	Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•	Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

Results of Operations

	Tons Billed Three months ended September 30,		Tons Billed Nine months ended September 30,
	2006	2005	2006	2005
Hot Rolled	200,635	190,208	631,799	551,669
Cold Rolled	43,029	52,364	129,902	138,650
Galvanized	194,657	163,415	588,577	497,143
ERW Pipe	66,326	52,775	170,151	147,189

Total	504,647	458,762	1,520,429	1,334,651

Net sales. Net sales increased $94,598,000, or 32.9%, from $287,698,000 for the three months ended September 30, 2005 to $382,296,000 for the three months ended September 30, 2006. Year-to-date net sales increased $115,780,000, or 12.4%, from $933,607,000 for the nine months ended September 30, 2005 to $1,049,387,000 for the nine months ended September 30, 2006. Billed tons increased by 45,885 net tons, or 10.0%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Year-to-date net tons billed were higher by 185,778, or 13.9%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, which is due to strong favorable market conditions and greater demand for the Company’s products. The increase in billed tons for the three and nine months ended September 30, 2006 increased net sales by $28,908,000 and $130,880,000, respectively, compared to the three and nine months ended September 30, 2005. The average unit price is higher for the three months ended September 30, 2006, compared to the three months ended September 30, 2005 which increased net sales approximately $62,702,000 for the three months ended September 30, 2006. The average unit price is lower for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 which decreased net sales approximately $18,925,000 for the nine months ended September 30, 2006. The product mix also contributed $3,868,000 and $5,652,000, respectively, to net sales for the three and nine months ended September 30, 2006, compared to the three and nine months ended September 30, 2005.

Gross profit. Gross profit increased $59,499,000, or 1,326.3% from $4,486,000 for the three months ended September 30, 2005 to $63,985,000 for the three months ended September 30, 2006. Year-to-date gross profit increased $120,007,000, or 159.3%, from $75,346,000 for the nine months ended September 30, 2005 to $195,353,000 for the nine months ended September 30, 2006. Gross profit as a percentage of net sales increased from 1.6% for the three months ended September 30, 2005 to 16.7% for the three months ended September 30, 2006 and from 8.1% for the nine months ended September 30, 2005 to 18.6% for the nine months ended September 30, 2006. The increase in gross profit is attributable to an increase in margin, the difference between the average unit price and average slab consumption cost.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses increased $2,433,000, or 42.3%, from $5,758,000 for three months ended September 30, 2005 to $8,191,000 for the three months ended September 30, 2006. Year-to-date SG&A expenses increased $3,681,000, or 18.7%, from $19,662,000 for the nine months ended September 30, 2005 to $23,343,000 for the nine months ended September 30, 2006. The largest factor contributing to the increase to SG&A for the nine months ended September 30, 2006 was salaries which increased $2,351,000 from the nine months ended September 30, 2005. The increase in salaries is attributable to an increase in profit sharing due to an increase in income before taxes for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Interest expense, net. Interest expense decreased $2,069,000, or 73.5%, from $2,815,000 for the three months ended September 30, 2005 to $746,000 for the three months ended September 30, 2006. The year-to-date interest expense decreased $5,892,000, or 64.6%, from $9,127,000 for the nine months ended September 30, 2005 to $3,235,000 for the nine months ended September 30, 2006. The decrease is largely attributable to interest income earned on higher average cash balances and lower average loan balances for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The Company also received interest income from the State of California Franchise Tax Board for disputed prior year income tax years during the nine months ended September 30, 2006 which is netted against interest expense. Interest expense is net of interest income and capitalized interest of $464,000 and $711,000 for the three and nine months ended September 30, 2005 and $1,974,000 and $5,229,000 for the three and nine months ended September 30, 2006, respectively.

Income taxes. Due to higher income before taxes of $54,860,000 for the three months ended September 30, 2006 compared to a loss of $2,798,000 for the three months ended September 30, 2005, the Company’s income tax increased $22,674,000, from an income tax benefit of $1,733,000, for the three months ended September 30, 2005 to an income tax expense of $20,941,000 for the three months ended September 30, 2006. As a result of higher income before taxes of $166,756,000 for the nine months ended September 30, 2006 compared to $51,714,000 for the nine months ended September 30, 2005, year-to-date income tax expense increased $45,187,000 from $21,032,000 for the nine months ended September 30, 2005 to $66,219,000 for the nine months ended September 30, 2006. The effective tax rate was 39.7% for nine months ended September 30, 2006 compared to 40.7% for the nine months ended September 30, 2005, respectively.

Net income. Net income for the three and nine months ended September 30, 2006 was $33,919,000 and $100,537,000, respectively, compared to a net loss of $1,065,000 and net income of $30,682,000 for the three and nine months ended September 30, 2005.

Certain Liquidity and Capital Resources

At September 30, 2006, the Company had $103,131,000 in cash and cash equivalents and approximately $108,700,000 in financing available under its credit facility. During the nine months ended September 30, 2006, cash flow from operations provided $93,840,000 which consisted of the generation of cash flow of $100,537,000 in net income, $22,057,000 in depreciation and amortization expense, $344,000 on the loss on the disposition of property, plant and equipment and a net cash flow decrease of $29,098,000 due to changes in assets and liabilities. The majority of the net cash flow changes in assets and liabilities were attributable to a $23,710,000 increase in trade accounts receivable, $148,211,000 increase in inventories, a $1,634,000 decrease in income tax payable and a $2,297,000 decrease in accrued interest offset by a $5,899,000 decrease in other receivables and prepaid expenses, a $128,803,000 increase in accounts payable and a $12,052,000 increase in accrued utilities and other accrued expenses. Cash flow used in investing activities during the nine months ended September 30, 2006 consisted of $15,622,000 of capital expenditures and $263,000 for removal cost on the disposition of property, plant and equipment. Cash flows used in financing activities during the nine months ended September 30, 2006 consisted of dividend payments of $79,118,000 on the Company’s common and preferred stock. During the nine month period ended September 30, 2006, the Company also made interest payments of $9,187,500 on its 6.125% senior notes due in 2014.

In September 2005, the Company entered into a new five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under this facility as of September 30, 2006. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

In July 2006, the Company converted its 3,000 shares of Class C preferred stock to 3,000 shares of common stock. The Company also increased its authorized shares of common stock from 2,000 to 5,000 shares. The conversion of preferred stock to common stock has no impact on the Company’s current or long-term liquidity.

The Company currently has approximately $10,523,000 in material commitments for capital expenditures expected to be completed during fiscal year 2006. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2006 is approximately $30,000,000.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. The Company believes that cash generated from operations and available borrowings under its bank facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2006. The Company was in compliance with all the bank covenants at September 30, 2006.

Commitment and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of September 30, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	511	414	97	—	—
Purchase Obligations (1)	106,447	102,142	4,305	—	—
Estimated Interest Payments on Debt (2)	68,523	9,188	18,375	18,375	22,585
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$327,281	$111,744	$23,577	$19,375	$172,585

(1)	Amounts relate to contractual commitments to purchase $85,761,000 ($18,024,000 from a related party) of steel slabs and the remaining in other assorted other contractual commitments.

(2)	Amounts represent the annual accrued interest on our $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in March 2014.

(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 6 to the Financial Statements.

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

Environmental Reserve: The Company has engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in the other accrued expenses in the September 30, 2006 consolidated balance sheet. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

Revenue Recognition: The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to customer. For products shipped FOB destination, revenue is recognized at the time of delivery. In certain cases, at the customer’s request, the Company will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under Staff Accounting Bulletin (“SAB”) No. 104 have been met.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to fluctuations in interest rates on its $110,000,000 floating interest rate bank facility. The Company does not currently use interest rate swaps or other types of derivative financial instruments related to interest rates.

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its bank facility, changes in interest rates generally do not affect the fair value of such debt, but does affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. The credit facility bears interest at the Eurodollar rate or the prime rate, which were 5.875% (three months rate) (including margin) and 8.25%, respectively, at September 30, 2006. The Company estimates that the average amount of debt outstanding under the facility for the fourth quarter of fiscal year 2006 will be approximately $20,000,000. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $200,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate credit facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing its products. During 2005, the Company changed its electricity procurement strategy from the direct access program whereby electricity customers can contract directly with energy providers for energy; and effective November 1, 2005, became a full-service bundled utility customer of Southern California Edison. Due to high prices and continued regulatory charges related to the California electricity crisis in 2001, the Company’s average electricity costs are expected to increase 3 cents per kwh during 2006, about a 30% increase from 2005. The Company’s electricity costs represented approximately 3.4% and 3.0% for 2006 and 3.0% and 2.4% for 2005, of its costs of goods sold for the three and nine months ended September 30, 2006 and 2005, respectively.

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

The Company currently has in place fixed priced purchase agreements for approximately 70% of its natural gas commodity requirements for the fourth quarter of 2006, and approximately 80% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. Natural gas costs represented approximately 2.8% and 3.3% for 2006 and 2.8% and 2.5% for 2005, of its cost of goods sold for the three and nine months ended on September 30, 2006 and 2005, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending September 30, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as September 30, 2006, that there were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect its internal controls over financial reporting.

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

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on July 17, 2006
Item 2.02. Results of Operations and Financial Condition
Use of Non-GAAP Financial Measures in Second Quarter 2006 Financial Results disclosed in Press Release

(2)	Form 8-K filed on October 11, 2006
Item 2.02. Results of Operations and Financial Condition
Use of Non-GAAP Financial Measures in Third Quarter 2006 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 27, 2006

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993.(1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State.(2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24 , 2006, with the Delaware Secretary of State.

3.4	Bylaws of the Registrant, as amended on July 16, 1999.(2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee.(3)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4).(3)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc.(4)

10.2	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor.(4)

10.3	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank.(5)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on October 27, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.