Form 10-K
period 2006-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2007-03-28
CIK 751799

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of March 28, 2007, there were 4,000 shares of the registrant’s common stock, no par value, outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2006

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

Industry Overview

The steel industry is cyclical in nature. It is influenced by a combination of factors including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and tariffs. Consolidation of the industry, though a series of mergers and acquisitions, has significantly reduced the number of steel producing companies throughout the world. This has brought some stability to market conditions. However, steel, regardless of product type, responds to forces of supply and demand. Prices fluctuate in reaction to general and industry-specific economic conditions.

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

Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. As a result, we do not have the fixed costs associated with the manufacturing of steel. Historically, raw material costs comprise approximately 70% to 75% of our cost of goods sold. In the past few years, raw materials costs have increased due to higher slab and zinc costs and in 2006, our raw materials costs were approximately 80% of our cost of goods sold. We believe we are one of the largest purchasers of steel slab in the world. Our purchasing power provides us with the ability to negotiate favorable terms and conditions for steel slab from low cost and high quality producers throughout the world. Generally, prices of our flat rolled steel products have experienced a correlation to the prices of steel slab. Although we remain subject to the cyclicality inherent in the steel industry, we believe this correlation, combined with our slab-based business model, has historically protected our operating margins when compared to other flat rolled steel producers.

Recent Industry Conditions

As noted in the “Industry Overview” above, the steel industry is cyclical in nature. Demand during the first half of 2005 was lower than typically seen during this period. By the third quarter of 2005 and continuing through the end of the year, demand returned to normal levels. In 2006, demand for our flat-rolled products was very strong during the first six months, but tapered off slightly during the second half of the year. This was the effect of a combination of factors, but mostly in response to high import levels of galvanized steel.

Demand for ERW pipe products, however, was strong in 2005 and grew again in 2006. This is anticipated to continue through 2008, with the construction of gas and oil pipelines throughout the western United States.

Prices for all products were generally stable throughout the year; however, prices for galvanized products rose substantially in response to rising zinc costs.

Products and Customers

Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance welded (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Hot rolled coil and sheet	40.3%	41.1%	44.8%	43.1%	47.0%
Cold rolled coil and sheet	8.7%	10.3%	10.7%	11.2%	11.6%
Galvanized coil and sheet	39.0%	37.9%	35.1%	38.0%	35.7%
ERW pipe	12.0%	10.7%	9.4%	7.7%	5.7%

Total	100%	100%	100%	100%	100%

Total tons billed, excluding scrap (in thousands)	1,930	1,814	2,106	1,885	2,014

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

We have approximately 225 active customers, with no single customer accounting for more than 7% of our 2006 net sales. Our customers include service and processing centers, construction and building material companies, roofing and decking manufacturers, tubing manufacturers, oil and gas producers and distributors, aftermarket automotive manufacturers, as well as various customers in other industries.

We do not actively pursue sales in foreign markets and we make foreign sales only when they are economically advantageous to us. In 2006, we sold approximately 9,771 tons of steel products to foreign customers, primarily in Canada, which represented less than 1% of our total 2006 tons billed.

Hot rolled coil and sheet is our largest product category as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2006, we directed approximately 37.9% of our hot rolled production to outside sales and we further processed approximately 62.1% internally for our own higher-margin, value added product needs.

Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, tubing and a variety of construction related products. In 2006, we directed approximately 19.2% of our cold rolled reduction production to outside sales and we further processed approximately 80.8% internally for our own higher-margin, value added product needs.

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

We supply ERW pipe with diameters ranging from 6.625” to 16.0”. The principal end-users of our ERW pipe production are oil and gas transmission lines. We also sell standard pipe to industrial accounts for load bearing and low-pressure applications.

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

In 2001, we completed a $265 million modernization program that allowed us to improve our product quality, double production volumes, and increase our percentage of high value added products to our product mix. Since the completion of our modernization program, we have continued to make selective investments designed to keep our facilities competitive or reduce operating costs. Total capital spending in 2006 was $33.2 million on various upgrades to our production facilities as well as safety and environmental improvements.

Production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products.

Hot Strip Rolling and Finishing Mills

We produce hot rolled coil from slab in our hot strip mill. A walking beam furnace reheats slab, directs it to a multi-stand rolling mill to reduce thickness and roll it into coil. Equipped with an automatic gauge control system and technologically advanced computer controls, the hot strip mill currently possesses a throughput capacity of approximately 2.2 million tons annually and can produce hot rolled coil in gauges from 0.053” to 0.625”.

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

Continuous Pickle Line

We can further process hot rolled coil on the 62-inch continuous pickle line for direct sales to our customers or for our own cold rolling and galvanizing production. The continuous pickle line is a conventional horizontal design with a coil entry section, welder, hot water preheat tanks, acid tanks, water rinse, dryer, looper, side trimmer, coiler, oiling equipment and scale. The line can currently yield up to approximately 1.45 million tons per year.

Five Stand Cold Reduction Mill

Pickled and oiled material may be further processed through the five stand cold reduction mill, which reduces the pickled steel strip from a gauge range of 0.075” to 0.225” to a range of 0.0098” to 0.1384” in thickness, with a maximum width of 60”. In the cold reduction process, pickled and oiled coils pass through five stands, arranged in tandem, with a predetermined amount of reduction taken on each stand until the final thickness is achieved upon exiting the fifth stand. Reductions are taken in one pass. The capacity of the five stand cold reduction mill is 1.43 million tons per year. Most material is further processed through the cold sheet mill or galvanized mills.

Cold Sheet Mill

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

After cold reduction at the five stand cold reduction mill, the coil may be cleaned in a 200-feet to 1,000-feet per minute electrolytic cleaning line and then annealed. Hydrogen annealing is a process that heats steel coils to annealing temperatures in a pure hydrogen atmosphere and then slowly allows the steel coils to cool. This process restores ductility to our steel products that is lost as a result of cold reduction rolling. The strip is then run through final production in a 60” temper mill, where the steel is tempered to specified finish, shape and gauge.

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

We currently operate two continuous galvanizing lines and believe that our galvanizing facilities can produce the full range of coated steel. The first continuous galvanizing line is horizontally configured and produces gauges from 0.016” to 0.173”, with a capacity of 482,000 tons per year. The second continuous galvanizing line is vertically configured and produces gauges from 0.010” to 0.057”, with a capacity of 372,000 tons per year.

Electric Resistance Weld (ERW) Pipe Mill

We produce ERW pipe by roll forming hot rolled skelp into a pipe shape, welding the edges together with a high frequency welder, annealing the weld and cutting the finished product to length on a continuous line. The ERW pipe may then undergo additional testing and/or finishing operations like hydrotesting and end beveling.

The pipe mill produces pipe with outside diameters ranging from 6.625” to 16” and wall thickness ranging from 0.156” to 0.375”, with lengths available up to 63 feet without mid-weld. Process coating is available through local coating applicators, one of whom leases space on our property. The ERW pipe mill has a current capacity of approximately 260,000 tons per year.

Semi-Finished Steel Slab and Suppliers

Steel slab is a semi-finished steel raw material in rectangular form and is generally the first form taken by molten steel after it solidifies. The principal users of steel slab are steel producers or processors that roll slab into finished products like plate or coil.

Historically, raw material costs comprise approximately 70% to 75% of our cost of goods sold. In the past few years, raw materials costs have increased due to higher slab and zinc costs and in 2006, our raw materials costs were approximately 80% of our cost of goods sold. We are one of the largest importers and one of the largest purchasers of slab in the world. We purchase slab from a diverse group of foreign suppliers to obtain high quality steel at competitive cost through reliable sources. Our foreign vendors are located in Brazil, Mexico, Australia, Japan, Russia, Venezuela and China.

We typically make our slab purchases on a quarterly basis. As of December 31, 2006 we were committed, in the form of open purchase orders, to purchase approximately $167.4 million in steel slabs. We negotiate slab procurement for longer periods when our purchasing power combined with market conditions provide us with the opportunity to negotiate on terms which we believe are favorable to us.

Although we are not reliant on any one single vendor, in 2006, we purchased approximately 23% of our slab from Arcelor Mittal Steel Lazaro Cardenas, approximately 21% from Companhia Siderurgica de Tubarão of Brazil (“CST-Arcelor Mittal”) and approximately 21% from Bluescope Steel of Australia.

In 2005, we completed the sale of our 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). All slab purchases with CST before the sale of our interest to Arcelor were negotiated on an “arm’s length” basis and in accordance with market conditions. Accordingly, we continue to purchase slab from CST when we believe terms are favorable.

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

We believe that our integrated slab procurement system allows us to manage our slab inventory levels, improve tonnage levels as well as the slab quality necessary to meet our customers’ order specifications. As of December 2006, we had what we believed to be firm backlog orders to sell approximately 122,000 tons. Based on our average sales price at that time, the backlog value was approximately $92,663,000. As of December 2005, we had what we believed to be firm backlog orders of approximately 269,000 tons. Based on our average sales price at that time, the backlog value was approximately $169,138,000.

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

We are the only producer of flat rolled steel products located in the western United States who can supply hot rolled, cold rolled and galvanized coil and sheet. We also produce ERW pipe in diameters ranging from 6.625” to 16.0”. We believe that we are well equipped to provide “one-stop shopping” for our customers and we believe that this maximizes sales opportunities and increases the convenience and value of the service we provide to customers. We will continue to invest in the quality of our products across all product lines, allowing us to market ourselves as a full-service provider of flat rolled steel in the region.

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

Competition

The steel industry is cyclical in nature and highly competitive. We compete with domestic and foreign steel producers on the basis of customer service, product quality and price. We believe that the competitive landscape within the steel industry will continue to evolve, especially as mergers and acquisitions continue worldwide. We believe that because of our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships, we are well positioned to meet competitive threats. However, some of our competitors are larger and may have substantially greater capital resources, more modern technology and lower production costs than us, as well as excess production capacity in some products and could exert downward pressure on prices for some of our products in the future.

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

U. S. Competition

High transportation costs have historically deterred mid-western and eastern steel producers from accessing the western United States market, a condition that continued during 2006, along with demand for products in their markets. However, continued competition from these mills at any significant level could negatively impact sales tonnage and average sales prices.

In hot rolled products, our principal domestic competition comes from a number of producers located in the Midwestern United States, although this is cyclical in nature, based on economic conditions in the mid-western markets. Some hot rolled products are produced by Oregon Steel Mills, located in Portland, Oregon, although Oregon Steel Mills typically ships to customers located in the Northwest United States. USS-POSCO Industries (UPI), located in Pittsburg, California is our principal competitor in galvanized and cold rolled products. We also compete in the galvanized market with Steelscape, Inc., which operates facilities located in Kalama, Washington and Rancho Cucamonga, California. We face increasing competition from producers of materials such as aluminum, composites, plastics and concrete that compete with steel in many markets.

Foreign Competition

Historically, foreign steel producers have competed in the western United States in all of our product categories. Although imported steel has relatively long lead times to reach the western United States markets, economic and currency dislocations in foreign markets may encourage importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies. The surge of imported steel at discounted prices into the western United States impacted market conditions for our steel products, particularly during the second half of the year, increasing inventory levels at some of our customers. We think that is also cyclical and we do not believe it to be long-term in nature.

Employee Relations

At December 31, 2006, we had 931 full-time employees. We believe we have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and hazardous materials handling and waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $1.4 million in 2004, $1.4 million in 2005 and $1.3 million in 2006. We plan to spend approximately $1.6 million in 2007.

In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control (“DTSC”). This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation was estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other accrued expenses in 2006, 2005 and 2004 in our consolidated financial statements. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions with the DTSC have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures;

•	The Company’s ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the Company’s manufacturing plant;

•	The Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•

Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•

Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact the Company’s reported financial results.

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

The selected consolidated financial information presented below as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002, has been derived from the Company’s audited consolidated financial statements. The consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated statements of operations for the years ended December 31, 2006, 2005, and 2004 are contained elsewhere in this Form 10-K. The following selected consolidated financial information is qualified by reference to, and should be read in conjunction with the historical consolidated financial statements, including notes accompanying them and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,358,762	$1,234,386	$1,256,992	$770,787	$769,719
Cost of sales	1,142,845	1,120,268	1,020,316	727,166	672,449
Gross profit	215,917	114,118	236,676	43,621	97,270
Selling, general and administrative expenses	29,796	27,669	29,179	24,997	26,013
(Gain) loss on disposition of property, plant and equipment	1,293	(2,071)	546	114	(492)
Income from operations	184,828	88,520	206,951	18,510	71,749
Interest expense, net	(5,156)	(11,299)	(10,660)	(13,730)	(14,127)
Income before income tax expense	179,521	80,529	184,743	6,815	58,139
Net income	$108,985	$43,365	$109,335	$4,544	$35,001

Other Data:
Operating margin	13.6%	7.2%	16.5%	2.4%	9.3%
Cash flows provided by (used in) operating Activities	$14,487	$170,633	$(355)	$78,254	$47,728
Cash flows used in investing activities	(34,102)	(6,660)	(19,685)	(14,620)	(19,544)
Cash flows used in financing activities	(79,118)	(60,480)	(21,806)	(23,878)	(34,045)
Capital expenditures	33,163	43,020	22,953	16,484	20,812
Common share cash dividend declared and paid (1)	74,011	13,370	3,516	1,970	3,761
Total tons billed, excluding scrap (in thousands)	1,930	1,814	2,106	1,885	2,014
Number of employees at end of period	931	938	944	921	929
Man hours per ton produced	1.09	1.13	1.00	1.04	1.02

EBITDA, as adjusted (2)
Net income	$108,985	$43,365	$109,335	$4,544	$35,001
Income tax expense	70,536	37,164	75,408	2,271	23,138
Interest expense, net	5,156	11,299	10,660	13,730	14,127
Depreciation and amortization	29,143	26,972	26,440	28,049	28,827
Unamortized deferred cost	—	—	2,155	—	—
EBITDA, as adjusted	$213,820	$118,800	$223,998	$48,594	$101,093
EBITDA, as adjusted, margin (3)	15.7%	9.6%	17.8%	6.3%	13.1%

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,561	$104,294	$801	$42,647	$2,891
Property, plant and equipment, net	245,441	241,774	229,732	233,612	245,193
Total assets	660,594	654,801	637,869	507,345	552,314
Total long-term debt including current portion and notes payable to banks	150,000	150,000	154,000	150,000	163,000
Redeemable preferred stock	—	30,000	30,000	30,000	30,000
Total stockholders’ equity	349,846	289,979	303,094	210,820	217,154

(1)	Common share cash dividends are distributed to the holders of the shares of common stock of the Company at the time the dividends are declared. See Item 12 – Security Ownership of Certain Beneficial Owners and Management.

(2)	EBITDA is defined as net income, plus income taxes, net interest expense and depreciation and amortization. In the Company’s presentation of EBITDA, as adjusted, we also included non-cash unamortized deferred cost of $2,155,000 on 8.5% senior notes redeemed in 2004. EBITDA, as adjusted, is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings (loss) as indicative of operating performance. EBITDA, as adjusted, is included because management believes that investors find it a useful tool for measuring our ability to service the Company’s debt.

EBITDA, as adjusted, is reconciled to cash flows provided by operating activities, the most comparable measure under generally accepted accounting principles as follows (in thousands):

	Year ended December 31,
	2006	2005	2004	2003	2002
Net cash provided by (used in):
Operating activities	$14,487	$170,633	$(355)	$78,254	$47,728
Interest expense, net	5,156	11,299	10,660	13,730	14,127
Provision for income taxes	70,536	37,164	75,408	2,271	23,138
Changes in other operating assets and liabilities	125,287	(101,848)	149,197	(46,886)	15,458
Redemption premium on 2009 bonds	—	—	(6,870)	—	—
Other, net	(1,646)	1,552	(4,042)	1,225	642

EBITDA, as adjusted	$213,820	$118,800	$223,998	$48,594	$101,093

(3)	EBITDA, as adjusted, margin represents EBITDA, as adjusted, per (2) above divided by net sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

From Fontana, California, the Company produces flat rolled steel products: hot rolled, cold rolled, and galvanized, as well as ERW pipe, with a current annual finished shipment capability of approximately 2.0 million tons. The Company services a broad range of customers with applications that include pipe and tubing, heating, ventilating and air conditioning, strapping, drums, steel wheels and a variety of construction related products.

The Company ships products by truck and rail to manufacturers, contractors and distributors primarily in the 11 states west of the Rocky Mountains. The Company generally sells products free on board (FOB) shipping point, and title is transferred when products are loaded for shipment. The Company recognizes revenue from product sales when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment and title has transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery and title is transferred to the customer. The Company’s revenue is dependent on the volume, product mix and sales prices of its products. General economic conditions as well as the supply and demand of steel products within the Company’s market influence sales prices. Management generally set its sales prices quarterly, and maintains no long-term sales agreements.

Cost of goods sold consists primarily of raw materials, labor, natural gas, electricity, depreciation and zinc costs. Raw material costs have historically comprised approximately 70% to 75% of the Company’s cost of goods sold. In 2006, the Company’s raw material costs continued to remain above its historical average at approximately 80% of its costs of goods sold as a result of higher slab and zinc costs. The Company’s slab consumption unit cost in 2006 was 6% lower than 2005 and 18% higher than 2004.

The Company generally purchases steel slab in boatload quantities. Imported slab arrives on chartered vessels in the Port of Los Angeles and is transported by rail to its Fontana facility. The Company generally purchases steel slab on open negotiated payment terms. Steel slab consumption costs include the FOB value of steel slab, quality extras, ocean transportation, rail freight, duties, unloading, insurance and handling costs. Historically, the Company has negotiated slab FOB prices quarterly and other rates through contracts of varying lengths. The Company’s purchasing power and management’s extensive knowledge of the worldwide slab market continues to provide the Company with the opportunity to negotiate with slab suppliers on terms that management believes are favorable. Management will continue to actively manage slab procurement to minimize costs and may opportunistically purchase slab in the future.

The Company uses zinc in the production of its galvanized products. The Company currently purchases zinc from various suppliers. Zinc is purchased on a monthly basis with both fixed price and floating price contracts and is priced using a formula tied to the London Metals Exchange zinc index plus negotiated delivery premiums. As zinc prices have been at historically high levels, the Company did not lock in pricing for any of its zinc requirements for 2007.

The Company’s daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing its product. The Company is currently a full-service bundled utility customer of Southern California Edison. During 2007, the Company’s electricity costs are not expected to change materially from 2006 levels. In 2006, the Company’s electricity costs accounted for approximately 2.8% of its cost of goods sold compared to approximately 2.5% in 2005.

The Company generally utilizes a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce its products. To stabilize price volatility, management regularly uses a risk management approach to fix the price on portions of the Company’s natural gas requirements up to two years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (“NYMEX”), and/or the Southern California border basis (basis represents the difference between the NYMEX price at Henry Hub, Louisiana and the price at the Southern California border).

The Company currently has in place fixed price purchase agreements for approximately 40% of its natural gas commodity requirements for 2007, and approximately 40% of basis. Management continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when deemed appropriate or when opportunities present themselves. In 2006, the Company’s natural gas costs accounted for approximately 3.1% of its cost of goods sold compared to approximately 2.9% in 2005.

Selling, general and administrative expense consist primarily of sales and labor, and various administrative expenses. In 2006, labor costs comprised approximately 55% of the Company’s total selling, general and administrative expenses compared to 57% in 2005.

Results of Operations

The steel industry is cyclical in nature. Demand during the first half of 2005 was lower than typically seen during this period. By the third quarter of 2005 and continuing through the end of the year, demand returned to normal levels. In 2006, demand for our flat-rolled products was very strong during the first six months, but tapered off slightly during the second half of the year. This was the effect of a combination of factors, but mostly in response to high import levels of galvanized steel.

Demand for ERW pipe products, however, was strong in 2005 and grew again in 2006. This is anticipated to continue through 2008, with the construction of gas and oil pipelines throughout the western United States.

Prices for all products were generally stable throughout the year; however, prices for galvanized products rose substantially in response to rising zinc costs. Volumes sold by product line are as follows:

	Tons Billed Year Ended December 31,
	2006	2005	2004
Hot Rolled	778,661	744,926	943,353
Cold Rolled	167,681	186,758	225,057
Galvanized	752,248	688,315	740,685
ERW Pipe	231,588	194,032	197,275

Total (excluding scrap)	1,930,178	1,814,031	2,106,370

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales. Net sales were $1,358,762,000 for the year ended December 31, 2006, an increase of $124,376,000 or 10.1%, compared to net sales of $1,234,386,000 for the same period in 2005. The Company’s average sales price increased by more than $23 per ton increasing its net sales by approximately $33,548,000 while an increase in volume added approximately $80,741,000 to its net sales. The Company sold 1,930,178 net tons in 2006, an increase of 116,147 net tons, when compared to 1,814,031 net tons in 2005. This increase is attributable to an increase in demand for the Company’s products as a result of market conditions. The change in product mix when compared to prior year increased the Company’s net sales by approximately $11,371,000.

Gross profit. Gross profit increased $101,799,000 from $114,118,000 last year to $215,917,000 this year. Gross profit as a percentage of net sales also increased from 9.2% in 2005 to 15.9% in 2006. The main reason for the increase in the Company’s gross profit was the result of increase sales volume at a higher average sales price per ton and lower average slab costs in 2006 compared to 2005. The higher zinc consumption cost per ton partially off set the increase in gross profit attributable to in the increase in sales volume at a higher average sales price per ton as well as the lower average slab costs in 2006.

Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses increased $2,127,000 from $27,669,000 last year to $29,796,000 this year, primarily due to increase in salaries and wages, including profit sharing. However, the Company’s SG&A expenses as a percentage of net sales remained unchanged with 2.2% in both 2006 and 2005.

Gain (loss) on disposition of property, plant and equipment (PP&E). For the year ending December 31, 2006, the Company suffered a net loss of $1,293,000 on the disposition of PP&E compared to a net gain of $2,071,000 for the same period in 2005. This change was mainly attributable to the gain on the sale of surplus land of $3,600,000 sold in 2005. There was no such gain in 2006.

Net interest expense. Net interest expense decreased $6,143,000 from $11,299,000 last year to $5,156,000 this year. The decrease in net interest expense is attributable to in an increase in interest income of $4,151,000 from 2005 to 2006. The increase in interest income is due to the higher cash balance maintained during the year. Interest expense figures are net of interest income and capitalized interest of $5,362,000 and $1,271,000 in 2006 and 2005, respectively.

Other income (expense), net. Net other income (expense) decreased $3,459,000 from income of $3,308,000 last year to an expense of $151,000 this year. Other income (expense) is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense. Income tax expense increased $33,372,000 from $37,164,000 last year to $70,536,000 this year. This increase is attributable to the increase in pretax income from last year. The effective tax rate for 2006 was 39.3% compared to an effective tax rate of 46.1% in 2005. The decrease in the effective tax rate was attributable to foreign tax credits and an increase in state tax deductions.

Net income. Net income for 2006 was $108,985,000 compared to the net income of $43,365,000 in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales. Net sales were $1,234,386,000 for the year ended December 31, 2005, a decrease of $22,606,000 or 1.8%, compared to net sales of $1,256,992,000 for the same period in 2004. The Company’s average sales price increased by more than $82 per ton increasing its net sales by approximately $143,624,000 while the decrease in volume reduced its net sales by approximately $174,859,000. The Company sold 1,814,031 net tons in 2005, a decrease of 292,339 net tons, when compared to 2,106,370 net tons in 2004. This decrease is attributable to a decrease in demand for the Company’s products as a result of market conditions. The change in product mix when compared to prior year increased the Company’s net sales by approximately $6,346,000.

Gross profit. Gross profit decreased $122,558,000 from $236,676,000 for the year ended December 31, 2004 to $114,118,000 for the year ended December 31, 2005. Gross profit as a percentage of net sales also decreased from 18.8% in 2004 to 9.2% in 2005. The main reason for the decrease in the Company’s gross profit was the result of a higher average slab consumption cost per ton in 2005 compared to 2004. The higher average slab consumption cost per ton was partially off set by the increase in the average sales price per ton in 2005.

Selling, general and administrative (SG&A) expenses. Selling, general and administrative expenses decreased $1,510,000 from $29,179,000 for the year ended December 31, 2004 to $27,669,000 for the year ended December 31, 2005, primarily due to a decrease in salaries and wages, including profit sharing. However, the Company’s SG&A expenses as a percentage of net sales remained comparable, 2.2% in 2005 and 2.3% in 2004.

Gain (loss) on disposition of property, plant and equipment (PP&E). For the year ending December 31, 2005, the Company had a net gain of $2,071,000 on the disposition of PP&E compared to a net loss of $546,000 for the same period in 2004. This increase was mainly attributable to the sales of surplus land for a gain of $3,600,000.

Loss on redemption of 8.5% senior notes. In 2004, the Company incurred a loss of $9,025,000 from the early redemption of its 8.5% senior notes due in 2009. There was no such redemption in 2005.

Income (loss) from equity investment in affiliate. During 2004, the Company entered into an option and waiver agreement with Arcelor S.A. (“Arcelor”) regarding Arcelor’s acquisition of our 4% interest in the common stock (which equates to 1.5% of total shareholders’ equity) in Companhia Siderurgica de Tubarão (“CST”). The Company and Arcelor were both shareholders in CST and were parties to the CST Shareholders’ Agreement governing the transfer of CST’s shares. Pursuant to the option agreement, Arcelor granted the Company an option to sell, and the Company granted to Arcelor an option to purchase the Company’s interest in CST. These options could be exercised during the thirty day period following the termination of the CST Shareholders’ agreement on May 25, 2005. Under the option agreement, all earnings or losses as well as dividends and distributions accrued to the benefit of Arcelor during the period from execution of the option agreement to the date it was exercised. In June 2005, the Company exercised its option and sold its investment. There was no gain or loss on the sale in 2005 compared to a net loss of $3,047,000 in 2004.

Net interest expense. Net interest expense increased $639,000 from $10,660,000 for the year ended December 31, 2004 to $11,299,000 for the year ended December 31, 2005. The increase in interest expense represents interest on Federal and State taxes. Interest expense figures are net of interest income and capitalized interest of $1,271,000 and $239,000 in 2005 and 2004, respectively.

Other income, net. Net other income increased $2,784,000 from $524,000 for the year ended December 31, 2004 to $3,308,000 for the year ended December 31, 2005. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense. Income tax expense decreased $38,244,000 from $75,408,000 for the year ended December 31, 2004 to $37,164,000 for the year ended December 31, 2005. This decrease is attributable to a decrease in pretax income in 2005 compared to 2004. The effective tax rate for 2005 was 46.1% compared to an effective tax rate of 40.8% in 2004. The increase in the effective tax rate was attributable to foreign taxes withheld on the sale of the CST stock investment and an increase in states taxes in 2005.

Net income. Net income for 2005 was $43,365,000 compared to the net income of $109,335,000 in 2004.

Liquidity and Capital Resources

At December 31, 2006, the Company had $5,561,000 in cash and cash equivalents and approximately $108,877,000 available under its bank facility. During the year, cash flow from operations provided $14,487,000, which consisted of $108,985,000 in net income, $29,496,000 in depreciation and amortization expense and a net cash flow decrease of $121,125,000 due to changes in assets and liabilities. Operating cash flow increased primarily as a result of a $2,945,000 decrease in other receivables and prepaid expenses. Operating cash flow decreased as a result of a $6,303,000 increase in accounts receivable, $95,044,000 increase in inventories, $13,626,000 decrease in accounts payable and $9,655,000 decrease in income tax payable. Cash flow from investing activities consisted primarily of $33,163,000 in capital expenditures. Cash flow from financing activities consisted of $79,118,000 paid as dividends to our shareholders. In 2006, the Company also paid $9,187,500, representing payment of interest on its 6.125% senior notes due in 2014.

In September 2005, the Company entered into a new five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under this facility as of December 31, 2006. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, the Company issued an aggregate of $150,000,000 of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, the Company retired its 8.50% senior notes due in 2009. Interest on its 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of the Company’s subordinated indebtedness and equal in right of payment to all of its existing and future indebtedness that is not by its terms subordinated to the notes. The Company may redeem the notes at any time after March 15, 2009. In addition, the Company may redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering. The indenture governing the notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of its assets and the assets of certain subsidiaries on a consolidated basis.

In July 2006, the Company converted its 3,000 shares of Class C preferred stock to 3,000 shares of common stock. The Company also increased its authorized shares of common stock from 2,000 to 5,000 shares. The conversion of preferred stock to common stock has no impact on the Company’s current or long-term liquidity.

The Company currently has approximately $8,831,000 in material commitments for capital expenditures expected to be completed during fiscal 2007. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2007 is approximately $33,000,000.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. The Company believes that cash generated from operations and available borrowings under its bank facility will be sufficient to meet its liquidity requirements for fiscal 2007.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of December 31, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	698	606	86	6	—
Purchase Obligations (1)	190,159	190,159	—	—	—
Estimated Interest Payments on Debt (2)	66,227	9,188	18,375	18,375	20,289
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected On the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$408,884	$199,953	$19,261	$19,381	$170,289

(1)	Amounts relate to contractual commitments to purchase $167,431,000 ($63,300,000 from related parties) of steel slabs and the remaining in assorted other contractual commitments.

(2)	Amounts represent the annual accrued interest on the Company’s $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in March 2014.

(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Item 1 – Environmental Matters.

When market conditions warrant, the Company will enter into contracts to purchase certain commodities used in the manufacturing of its products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as the Company takes possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133 by the Company. None of the Company’s current contracts are designated as hedges.

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

Environmental Reserve: The Company has engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which was accrued in 2002 and is included in accrued expenses in the 2006 and 2005 consolidated financial statements. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s plan; however, preliminary discussions with DTSC have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

Revenue Recognition: The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery. In certain cases, at the customer’s request, the Company will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under Staff Accounting Bulletin (SAB) No. 104 have been met.

Recently Issued Accounting Standards

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company adopted SAB No. 108 in the fourth quarter of 2006. This adoption did not have a material impact on the Company’s consolidated its results of operations and financial position or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its 6.125% senior notes and its $110,000,000 floating interest rate bank facility. The Company does not currently use interest rate swaps or other types of derivative financial instruments. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 5.875% (three month rate) (including margin) and 8.25%, respectively, at December 31, 2006. The Company estimates that the average amount of debt outstanding under the facility for fiscal year 2007 will be approximately $2,000,000. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $20,000 for the year.

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 6.125% senior notes approximates fair value. The fair value of the Company’s senior notes at December 31, 2006 was approximately $142,500,000. The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate bank facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing its products. The Company is currently a full-service bundled utility customer of Southern California Edison. During 2007, the Company’s electricity costs are not expected to change materially from 2006 levels. In 2006, its electricity costs accounted for approximately 2.8% of its cost of goods sold compared to approximately 2.5% in 2005.

The Company generally utilizes a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce its products. To stabilize price volatility, the Company regularly uses a risk management approach to fix the price on portions of its natural gas requirements up to two years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis (basis represents the difference between the NYMEX price at Henry Hub, Louisiana and the price at the Southern California border).

The Company currently has in place fixed price purchase agreements for approximately 40% of its natural gas commodity requirements for 2007, and approximately 40% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. In 2006, its natural gas costs accounted for approximately 3.1% of its cost of goods sold compared to approximately 2.9% in 2005.

Item 8.	Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements required to be filed hereunder are set forth on pages F-1 through F-20.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 18, 2006, California Steel Industries, Inc. (the “Company”) filed a Form 8-K, dismissing PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm. PwC will continue as an independent registered public accounting firm to the Company until PwC completes its procedures on (i) the financial statements of the Company as of and for the fiscal year ending December 31, 2006 and (ii) the Company’s Form 10-K in which such financial statements will be included. On January 3, 2007, the Company filed an amended Form 8-K/A appointing Ernest and Young (“EY”) as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

There were no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that would have caused PwC to make reference thereto in connection with their reports on the Company’s financial statements for the years ended December 31, 2006, 2005 and 2004.

Item 9A.	Controls and Procedures

For the period ending December 31, 2006 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of December 31, 2006, that there were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect its internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the Company’s Directors and executive officers as of December 31, 2006. Directors are elected to terms of one year. All Directors hold their positions until their term expires and until their respective successor is elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their term expires and their successor is duly chosen and qualified.

Name	Age	Position
Vicente Wright	54	Chairman of the Board of Directors

Hidenori Tazawa	54	Director

Toshihiro Kabasawa	52	Director

James Pessoa	51	Director

Masakazu Kurushima	58	President and Chief Executive Officer

Ricardo Bernardes	43	Executive Vice President and Chief Financial Officer

Toshiyuki Tamai	55	Executive Vice President, Operations

James Wilson	57	Vice President, Commercial

Brett Guge	52	Vice President, Administration and Corporate Secretary

Vicente Wright has served as Chairman of the Board of Directors since July 1, 2004. Since October 2004, he has also held the position of Managing Director of Rio Doce Limited. Mr. Wright was named President and Chief Executive Officer of the Company in February 2003. Mr. Wright served as the Executive Vice President, Finance, of the Company from February 1998 to February 2003. Mr. Wright was the Steel Division General Manager from 1992 to 1998 and Iron Ore Sales General Manager from 1991 to 1992 of Companhia Vale do Rio Doce. From 1987 to 1988, he served as Iron Ore Sales General Manager for Rio Doce Asia Ltd., a subsidiary of Companhia Vale do Rio Doce. In 1986 and 1987, he was the assistant to the President of California Steel Industries in charge of slab procurement and all of its related logistics. From 1978 to 1986, Mr. Wright served as Purchasing Executive and Slab Marketing Manager at Companhia Siderurgica de Tubarão. Mr. Wright was a member of the Board of Directors of Companhia Siderurgica Nacional, the largest steel company in Brazil, from 1993 to 1997; Acominas, a Brazilian steel mill, from 1994 to 1998; Siderar, an Argentine steel mill, from 1994 to 1997; Chairman of Nova Era Silicon, a Brazilian ferro-silicon company mill, from 1994 to 1997; and SEAS from 1994 to 1998. He graduated from Marquette University, Milwaukee, Wisconsin with a Bachelor’s Degree in Business Administration.

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

James Pessoa has served as a Director since 2005. He has been employed by Companhia Vale do Rio Doce since May 2004 where he served as a General Manager in the Development Department and was promoted to the Director of the Steel Development and Holdings Department in April 2005. Mr. Pessoa is also President, Chief Executive Officer and member of the Board of Directors of Ferro Gusa Carajás, a joint-venture between CVRD and NUCOR in Brazil. Mr. Pessoa is a substitute Board Member at Usiminas. Additionally, he is Vice-President of CSA (Companhia Siderúrgica do Atlântico), a new joint-venture between CVRD and Thyssen Krupp Stahl AG formed to build a large integrated steel plant in Brazil. During 26 years of work in the steel sector, Mr. Pessoa has held management and executive positions at several important Brazilian and foreign companies, specializing in planning, installation, commissioning and management of steel plants, having also worked for steel equipment suppliers like Morgan Construction Co, Worcester, Mass, USA. and SMS Schloemann Siemag AG, Düsseldorf, Germany. Born in Brazil, he graduated in 1980 from Catholic University in Rio de Janeiro, with BsC and MsC degrees in Mechanical Engineering.

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

James Wilson has served as Vice President, Commercial since June 2004, prior to which he served as Vice President, Sales since November 2000. He has been employed by California Steel Industries since 1984 holding the positions of Manager, Galvanized Products and Manager, Cold Rolled Products. Prior to joining California Steel Industries, he worked in various segments of the metals industry, including J.T. Ryerson & Sons, a service center, and in manufacturing. He graduated from the University of California, Berkeley, with a Bachelor of Science degree in Industrial Engineering.

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

Board Committees

The Company’s Board of Directors has a Compensation Committee and an Operations and Finance Committee.

The Compensation Committee is comprised of four members: Mr. Toshihiro Kabasawa, Director, and Mr. Kazuo Fujisawa, both of JFE Steel Corporation, and Mr. James Pessoa, Director, and Mr. Hilton Fuks, both of Companhia Vale do Rio Doce. The Compensation Committee met twice during 2006. The Compensation Committee reviews compensation packages for the Company’s officers and prepares the executive compensation proposal to the Board.

The Operations and Finance Committee is comprised of four members including Director Mr. Hidenori Tazawa and Mr. Hiroyuki Tezuka, both of JFE Steel Corporation, and Chairman of the Board, Mr. Vicente Wright and Mr. Leonardo Moretzsohn Andrade, both of Companhia Vale do Rio Doce. This committee met twice during 2006. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing the Company’s operating results and performance.

There is no separate Audit Committee as audit related decisions are made by the entire Board of Directors. The Board of Directors does not contain an audit committee financial expert as such term is defined in Item 401(h)(2) of Regulation S-K as the Board has determined that such an expert is not necessary to properly carry out its oversight responsibilities.

Code of Ethics

In 2005, the Company adopted a written code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics is attached to our Annual Statement on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005.

Two technical changes were approved for the Code of Ethics in 2006. The first change was to further define what is meant by compliance with foreign law. A parenthetical was added to the second sentence of Section 1.4 of the Code of Ethics as follows: “The Code represents CSI’s standards, designed reasonably to deter wrongdoing and promote ethical conduct, and shall not preempt any obligations that are imposed on Responsible Persons under applicable federal, state or foreign (the country that an individual may be located, whether as a resident or while traveling on company business) laws, rules or regulations or under other policies and/or standards of CSI.” The second change provides that any violation of the Code of Ethics which involves the Chief Executive Officer shall be reported to the Chairman of the Board rather than the Chief Financial Officer. A copy of the revised Code of Ethics is attached to this Annual Statement on Form 10-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section discusses the compensation paid to the principal executive and principal financial officers of the Company, as well as the three other most highly compensated executive officers of the Company (collectively, the “Executive Officers”).

Compensation Process

Executive compensation is the responsibility of the Board of Directors. The Board considers recommendations from the Compensation Committee of the Board with respect to the periodic review of the compensation of the Executive Officers and the design and structure of incentive compensation to reward executive performance. The Compensation Committee further authorizes benchmarking surveys of executive compensation for similarly sized manufacturing companies, including private companies and those publicly traded. The surveys are conducted by recognized consulting firms, analyzing executive compensation within the steel industry and other manufacturing sectors.

Objectives of Executive Compensation

The objectives of the executive compensation system at the Company are to (i) maximize annual Company profitability, (ii) reward the achievement of Company and individual objective performance targets, (iii) develop management competency and skill in a variety of areas related to Company operations, and (iv) provide a compensation package that is competitive within the steel industry and other manufacturing sectors.

Elements of Executive Compensation

The executive compensation system is designed to achieve the objectives of the Company and reward Executive Officer performance in three ways:

•

Base Salary - The Company seeks to provide a base salary to each of the Executive Officers which is competitive and will retain executives and thus provide stability and continuity within senior management. Base salary is benchmarked from time to time within the steel industry and other manufacturing sectors and is subject to adjustment on an annual basis in the form of cost of living adjustment applicable to all Executive Officers and/or individual changes. All Executive Officers were given a 3.5% increase in base salary in 2006.

•

Employee Profit Sharing Plan - The Executive Officers are eligible to receive profit sharing bonuses twice a year along with all other employees of the Company pursuant to the Company profit sharing plan. The purpose of this plan is to provide an incentive for all employees, including the Executive Officers, to contribute to the success of the Company and to maximize corporate profitability. The Company profit sharing plan awards bonuses to all employees based on a pool amount equal to 8% of the Company’s income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments. The basis for determining the profit sharing pool is subject to review and approval of the Company’s Board of Directors. The employee’s share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons others than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award.

•	Executive Incentive Plan – The Executive Incentive Plan for the Executive Officers is made up of two components:

(i) Executive Profit Sharing - There is a separate profit sharing plan for the Executive Officers which provides an additional reward and incentive to the Executive Officers for maximizing corporate profitability. The profit sharing component of the Executive Incentive Plan is based on a pool amount equal to 0.5% of the Company’s income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments. The Executive Officers participate in the pool based on a fixed percentage for each executive position, subject to a maximum bonus cap. The percentage allocation of each executive and the basis for determining the executive profit sharing pool is subject to review and approval of the Company’s Board of Directors.

(ii) Target Achievement – The second component of the Executive Incentive Plan is an individual target achievement component which rewards each Executive Officer with points for performance in a number of target areas. Target areas include general Company performance targets for all Executive Officers such as cash flow, on-time performance and plant safety and more specific target areas for individual Executive Officers such as yield, margin, inventory, sourcing of manufacturing inputs and sales. Finally, each Executive Officer is further given targets for improving management competencies in areas such as initiative, innovation, teamwork, resource utilization, governance and adherence to Company principals. Points are awarded in ranges and the point total for each Executive Officer corresponds with a range of incentive bonus values, with higher point values earning greater bonus awards.

Equity Compensation and Incentives

The Company does not have any public equity outstanding and does not award equity compensation or incentives to its Executive Officers.

Executive Officer Benefits and 401K Plan

In addition to the compensation described above, the Company offers certain standard benefits, including paid vacation, subsidized health and dental insurance, subsidized life insurance, and an automobile allowance.

The Company further maintains the California Steel Industries, Inc. 401(k) Savings Plan (“401(k) Plan”), a tax qualified cash or deferred tax arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan provides the participants with benefits upon retirement, death, disability or termination of employment with the Company. Employees are eligible to participate in the salary reduction portion of the plan on the first day of the calendar month following their date of hire.

Participants may authorize the Company to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $15,000 for 2006 and $5,000 as a catch-up contribution for those participants who are 50 years old or older at December 31, 2006. The 401(k) Plan provides for the Company’s discretionary matching and profit sharing contributions. The Company currently match 100% of the first 4% of the participant’s deferral under the 401(k) Plan each year and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Each plan year the Company may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if the Company makes it, is allocated to each participant’s account based on the participant’s compensation for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Furthermore, the principal executive and principal financial officers, who are dispatched personnel from the Company’s two stockholders located in Japan and Brazil, receive certain additional extended paid home leave and expense reimbursements (which are described in greater detail below). These benefits are intended to compensate the dispatched personnel for the hardships of working for extended periods outside of their home country.

Summary Compensation Table

The following summary compensation table sets forth information regarding compensation earned in the fiscal years ended December 31, 2006, 2005 and 2004 by the Company’s Principal Executive Officer, Principal Financial Officer and each of its other three most highly compensated executive officers.

Summary Compensation Table

Name and Principal Position		Annual Compensation				Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compension (3)	Total
	Year	Salary	Bonus	Stock and Option Awards	Incentive Compensation (2)
Vicente Wright (1) President and Chief Executive Officer	2004	$355,469	$—	n/a	$33,207	$—	$188,927	$577,603

Masakazu Kurushima (1) President and Chief Executive Officer	2006 2005 2004	379,169 368,125 173,886	— — —	n/a n/a n/a	292,343 86,807 11,885	— — —	30,049 25,201 25,734	701,561 480,133 211,505

Ricardo Bernardes Executive Vice President and Chief Financial Officer	2006 2005 2004	244,623 237,498 229,334	— — —	n/a n/a n/a	155,947 110,040 21,354	— — —	75,725 64,758 91,815	476,295 412,296 342,503

Toshiyuki Tamai Executive Vice President, Operations	2006 2005 2004	244,623 237,498 229,334	— — —	n/a n/a n/a	155,329 104,533 38,226	— — —	27,504 77,960 57,570	427,456 419,991 325,130

James Wilson Vice President, Commercial	2006 2005 2004	225,086 218,530 211,017	— — —	n/a n/a n/a	149,079 101,793 22,979	126,612 — —	34,542 31,033 25,165	535,319 351,356 259,161

Brett Guge Vice President, Administration & Corporate Secretary	2006 2005 2004	225,086 218,530 211,017	— — —	n/a n/a n/a	135,947 96,726 36,609	53,202 — —	25,661 26,010 24,944	439,896 341,266 272,570

(1)	Mr. Masakazu Kurushima took over the position following the resignation of Mr. Vicente Wright on July 1, 2004 as Mr. Wright became Chairman of the Board of Directors.

(2)	Incentive compensation is composed of participation by the Executive Officers in the Employee Profit Sharing Plan and the Executive Incentive Plan. The breakdown for each Executive between the two plans in fiscal year 2006 is as follows:

Name	Employee Profit Sharing Plan	Executive Incentive Plan
Masakazu Kurushima	$18,551	$273,792
Ricardo Bernardes	$18,551	$137,396
Toshiyuki Tamai	$18,551	$136,778
James Wilson	$18,551	$130,528
Brett Guge	$18,551	$117,396

(3)	See “Summary Compensation Table – All Other Compensation” below for details of all other compensation.

Summary Compensation Table –

All Other Compensation

	Year	Perquisites		Tax Reimbursement	Insurance Premiums	Company Contributions to Defined Contribution Plan (1)	Total of All Other Compensation
Vicente Wright	2004	$139,801	(2)	$39,366	$—	$9,760	$188,927

Masakazu Kurushima	2006 2005 2004	20,349 16,192 16,534	(3) (4) (5)	9,700 9,009 9,200	— — —	— — —	30,049 25,201 25,734

Ricardo Bernardes	2006 2005 2004	45,276 35,840 55,604	(6) (7) (8)	19,957 19,942 26,211	— — —	10,492 8,976 10,000	75,725 64,758 91,815

Toshiyuki Tamai	2006 2005 2004	14,966 52,047 32,140	(9) (10) (11)	6,234 15,745 15,565	— — —	6,304 10,168 9,865	27,504 77,960 57,570

James Wilson	2006 2005 2004	18,108 14,952 9,892	(12) (12) (12)	5,982 5,982 5,504	— — —	10,542 10,099 9,769	34,632 31,033 25,165

Brett Guge	2006 2005 2004	9,812 10,231 9,750	(12) (12) (12)	5,460 5,693 5,425	— — —	10,389 10,086 9,769	25,661 26,010 24,944

(1)	Represents matching contributions made to the executive’s account in the Company’s 401(k) plan.

(2)	Represents $10,250 in car allowance and $129,551 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(3)	Represents $10,250 in car allowance and $10,099 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(4)	Represents $10,250 in car allowance and $5,942 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(5)	Represents $4,268 in car allowance and $12,266 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(6)	Represents $9,750 in car allowance and $35,526 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(7)	Represents $10,250 in car allowance and $25,590 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(8)	Represents $10,250 in car allowance and $45,354 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(9)	Represents $10,603 in car allowance and $4,363 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(10)	Represents $10,250 in car allowance and $41,797 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(11)	Represents $9,924 in car allowance and $22,216 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(12)	Represents car allowance and other fringe benefits.

Pension Benefits

The following table sets forth the pension benefits payable to the named executive officers for the year ended December 31, 2006. The benefits mentioned below are calculated under the plan as described below.

Name	Plan Name	Number of Years Credited Services	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
James Wilson	SERP	4	$364,922	$—
Brett Guge	SERP	7	215,031	—

Supplemental Executive Retirement Plans and Separation Agreement

On January 16, 2003, the Company entered into a Supplemental Executive Retirement Plan with James L. Wilson, Vice President, Commercial, who has been employed with the Company since 1984, intended to induce Mr. Wilson to remain in the Company’s employ. Upon his retirement, the Company is obligated to pay Mr. Wilson a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with the Company limited to 18 years, multiplied by his average annual compensation, using a 5% discounted rate. This benefit vests at the rate of 6% for 2003 and 7% per year thereafter, continuing yearly except for the year Mr. Wilson turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Wilson reaches age 65. Upon death of the Executive, the Company agrees to pay the benefits to the Executive’s designated beneficiary. At December 31, 2006, he was vested 27% under this agreement.

On September 19, 2000, the Company entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Vice President, Administration and Corporate Secretary, who has been employed with the Company since 1997, intended to induce Mr. Guge to remain in the Company’s employ. Upon his retirement, the Company is obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with the Company limited to 18 years, multiplied by his average annual compensation, using a 5% discounted rate. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. Upon death of the Executive, the Company agrees to pay the benefits to the Executive’s designated beneficiary. At December 31, 2006, he was vested 28% under this agreement.

Non-Qualified Defined Benefit and Deferred Compensation Plans

The Company currently has no non-qualified defined benefit or deferred compensation plans.

Severance and Change in Control Payments

See description of Supplemental Executive Retirement Plans under the “Pension Benefits” item above.

Director Compensation

No compensation payments are made to Directors or Committee Members of the Company. However, JFE Steel Corporation and Companhia Vale do Rio Doce were paid by the Company for providing the services of the Directors and the Committee Members for fiscal year 2006. The payment for Directors, except the Chairman, was $3,000 per month and $1,000 per month for committee members. For services of the Chairman of the Board of Directors, Mr. Vicente Wright, the Company paid $379,168 in 2006 and an additional $292,343 in 2007 for 2006 services paid directly to Companhia Vale do Rio Doce.

Shareholders’ Agreement

The Company is owned 50% by JFE Steel Corporation (formerly Kawasaki Steel Corporation), a Japanese corporation, and 50% by Rio Doce Limited, a New York corporation and a subsidiary of Companhia Vale do Rio Doce (“CVRD”), a Brazilian corporation. In June 2004, JFE Steel USA, Inc., a Delaware corporation (formerly Kawasaki Steel Holdings (USA), Inc.), also a subsidiary of JFE Steel Corporation, transferred its shares to JFE Steel Corporation. The Company’s two stockholders entered into a Shareholders’ Agreement dated June 27, 1995, replacing a Shareholders’ Agreement dated June 1, 1987. According to the Shareholders’ Agreement, the stockholders agreed to subscribe for additional shares of the Company’s stock in proportion to their respective ownership if any new stock is issued, and increases in the Company’s capital stock from time to time shall be allocated between the Company’s common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of the Company’s common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders’ Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

The Shareholders’ Agreement provides that the Board of Directors shall be constituted of five directors, one of whom shall be chairman, as elected by and among the directors. Each stockholder shall have the right to appoint two Directors and the fifth Director shall be elected by unanimous affirmative vote of the shareholders (in July 1999, the stockholders approved a revision to the Bylaws of the Company changing the number of directors to 4, however, no corresponding change was made to the Shareholders’ Agreement). In addition, the stockholders shall jointly appoint a president, who shall appoint other officers designated by the Board of Directors. The Shareholders’ Agreement also provides for a Consultative Council consisting of two members, one appointed by each of the stockholders. It is unclear whether the Consultative Council provisions are valid under Delaware corporation law. The Consultative Council decides on all relevant matters submitted to it by both or either of the stockholders and specifically resolves any deadlock among the Directors. Because no stockholder holds a majority of the Company’s stock and the Directors and members of the Consultative Council are elected by the stockholders in proportion to each of the stockholders’ holdings, there is a possibility that a deadlock may occur on any issue voted on by the stockholders, Board of Directors and Consultative Council. If a deadlock were to occur and the Consultative Council could not resolve the issue, the last recourse is arbitration according to the Shareholders’ Agreement.

The Shareholders’ Agreement provides that, subject to any limitation on the payment of dividends contained in any agreement the Company is a party to, the stockholders shall cause the Company to distribute from its profits the maximum dividend that may be distributed under the applicable laws and regulations, provided that the profits shall first be applied to the payment of dividends on the preferred stock. The Company has historically paid dividends of 50% of its net income per year.

If either one of the stockholders wishes to transfer or assign their shares of the Company’s stock to a third party, other than to one of its affiliated corporations, the stockholder must first offer to sell those shares to the other stockholder upon the same terms and conditions that the third party has offered to purchase the shares. Any stockholder who sells, transfers, assigns, or creates a pledge or other encumbrance on its shares in favor a third party, other than its affiliated corporations, is obligated to obtain an undertaking letter from the third party according to which the third party undertakes unconditionally and irrevocably the obligations of the transferring stockholder under the Shareholders’ Agreement in proportion to the number of shares transferred. Either stockholder may sell, transfer or assign to its affiliated corporations all or any part of its shares or preemptive rights to subscribe for new shares of the Company’s stock by giving written notice to the other stockholder, provided that the affiliated corporation has agreed to become a party to the Shareholders’ Agreement. In this case, both the transferor and the affiliated corporation shall jointly assume all of the obligations of the transferor under the Shareholders’ Agreement.

Dispatched Personnel

Pursuant to agreements with the Company’s stockholders CVRD and JFE, certain of the Company’s executive officers and employees coming from the stockholders are treated as dispatched personnel, which means that these executive officers and employees retain active employment status in their home country with the stockholder who appointed them. These agreements further require that the Company provide certain benefits to employees who have been sent by a stockholder to work at the Company, such as extended home leave, home leave reimbursements and some other benefits. The Company further has an agreement with its stockholder, JFE, to reimburse JFE for the salary of employees who are designated as dispatched personnel, whereas dispatched personnel from the Company’s stockholder, CVRD, are paid directly by the Company.

Executive officers who in 2006 were treated as dispatched personnel from JFE Steel Corporation and its subsidiaries included Masakazu Kurushima and Toshiyuki Tamai. Executive officers who in 2006 were treated as dispatched personnel from CVRD and its subsidiaries included only Ricardo Bernardes. Mr. Hamamoto from JFE left CSI on June 30, 2004 and Mr. Vicente Wright, who left the Company as a full time employee on December 31, 2004, is currently Chairman of the Board. Notwithstanding the retention of formal active status, all individuals designated as dispatched personnel, with the exception of Vicente Wright, are full time employees of the Company.

The compensation and benefits of executive dispatched personnel, including any home leave reimbursement, is set forth in the Summary Compensation Table in Item 11.

Compensation Committee Interlocks and Inside Participation

Mr. Toshihiro Kabasawa, Director, Mr. James Pessoa, Director, Mr. Kazuo Fujisawa, and Mr. Hilton Fuks served as members of our Compensation Committee. None of the members of the Compensation Committee was, during 2006, an officer, employee or formerly an officer or employee of the Company or its subsidiary.

Mr. Kabasawa served as General Manager of Overseas Business Planning of JFE Steel Corporation (formerly Kawasaki Steel Corporation) during 2006. JFE Steel Corporation is one of the Company’s stockholders. In 2006, Mr. Fujisawa served as Deputy General Manager of Overseas Business Planning of JFE Steel Corporation. In 2006, Mr. James Pessoa served as Director of the Steel Development and Holdings Department of Companhia Vale do Rio Doce. In 2006, Mr. Fuks served as International Human Resources Coordinator for Americas of Companhia Vale do Rio Doce.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11. Based upon this review and our discussions, the Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board of Directors:

Toshihiro Kabasawa
James Pessoa
Kazuo Fujisawa
Hilton Fuks

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2006, information regarding the shares of the Company’s common stock and Class C preferred stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of the Company’s common stock and Class C preferred stock. No director or named executive officer beneficially owns any shares of the Company’s common stock or Class C preferred stock.

In June 2006, draft resolutions were circulated to the stockholders of the Company seeking approval of a conversion of the 3,000 issued and outstanding shares of Class C preferred stock of the Company into 3,000 shares of common stock of the Company in a straight one to one conversion. The stockholders were further asked to approve an amendment to the Certificate of Incorporation of the Company to increase the authorized number of common shares from 2,000 to 5,000 to allow for the conversion. The stockholders adopted resolutions approving both the conversion and the amendment to the Certificate of Incorporation pursuant to a unanimous written consent which became effective in July 2006. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on July 25, 2006.

	Common		Class C Preferred
Name of Beneficial Owner	Number	% of Class	Number	% of Class
Rio Doce Limited (1) 546 5th Avenue, 12th Floor New York, New York 10036	2,000	50%	—	—

JFE Steel Corporation (2) 2-3 Uchisaiwai–cho 2-chome Chiyoda-ku, Tokyo 100-0011 Japan	2,000	50%	—	—

(1)	Rio Doce Limited is a subsidiary of Companhia Vale do Rio Doce, a Brazilian corporation.

(2)	In 2004, JFE Steel U.S.A., Inc., transferred its common and Class C preferred stock in the Company to JFE Steel Corporation.

Item 13.	Certain Relationships and Related Transactions

The Company’s stockholders, JFE Steel Corporation, and Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce, are parties to a Shareholders’ Agreement. According to the Shareholders’ Agreement, the stockholders control the election of the Board of Directors. The stockholders also indirectly control the appointment of officers through their right to jointly elect the president, who is entitled to appoint the Company’s other officers.

The Shareholders’ Agreement also provides for a Consultative Council, comprised of two members. Each stockholder is entitled to elect one member. The Consultative Council decides on all matters submitted to it by either or both of the stockholders and resolves deadlocks among the Board of Directors. The Company has transactions in the normal course of business with affiliated companies. For example, the Company purchases slab from Cosipa Overseas, an affiliate of Companhia Vale do Rio Doce as of November 6, 2006. During 2006, the Company purchased $14,311,000 of slab from Cosipa Overseas and $144,251,000 of slab from JFE Steel Corporation. The Company conducted arms-length negotiations with Cosipa Overseas and JFE Steel Corporation in 2006. The executive officer negotiating the market price for the steel slab was the Executive Vice President & CFO.

The Company held a 4% interest in the common stock of Companhia Siderurgica de Tubarão, which represents 1.5% of the total equity interest in the company. Companhia Siderurgica de Tubarão was an affiliate of both Companhia Vale do Rio Doce and JFE Steel Corporation, the Company’s stockholders’ parent companies. In October 2004, the Company agreed in principal to sell its 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). The transaction was structured by entering into an option and waiver agreement whereby Arcelor granted the Company an option to sell and the Company granted Arcelor an option to purchase the Company’s interest in CST. These options were exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. Under the option agreement, all earnings or losses as well as dividends and distributions accrued to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise.

The Company further maintains contractual relationships with its stockholders in the form of Dispatched Personnel Agreements, as described in Item 11. Executive Compensation – Dispatched Personnel. These agreements provide for certain benefits and salary reimbursements with respect to personnel who are sent by the stockholders to work at the Company. All compensation and benefits paid to such personnel, including salary which is reimbursed, is set forth in Item 11. Executive Compensation – Summary Compensation Schedule.

Item 14.	Principal Accounting Fees and Services

Aggregate fees billed by principal accountant in the past two years.

	2006	2005
PricewaterhouseCoopers, LLP
Audit Fees	$215,000	$171,000
Audit Related Fees	$—	$36,174
Tax Fees	$44,186	$38,211
Other Fees	$—	$—

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements:

The following consolidated financial statements and schedule of the Registrant are included in response to Item 8 of this Report:

1.	Consolidated Financial Statements:

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

California Steel Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of California Steel Industries, Inc. and its subsidiary (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 7, 2007

California Steel Industries, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2006 and 2005

(Dollars in thousands, except for share amounts)

	2006	2005
Assets
Current assets
Cash and cash equivalents	$5,561	$104,294
Trade accounts receivable, less allowance for doubtful receivables of $700 and $750 in 2006 and 2005, respectively	98,060	91,757
Inventories (Note 3)	296,684	201,640
Deferred income taxes (Note 11)	6,312	3,501
Other receivables and prepaid expenses	6,375	9,320

Total current assets	412,992	410,512
Other assets	2,161	2,515
Property, plant and equipment, net (Note 4)	245,441	241,774

Total assets	$660,594	$654,801

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable (Note 9)	$86,673	$100,299
Accrued interest expense (Note 7)	2,807	2,691
Accrued utilities	5,878	4,856
Income taxes payable (Note 11)	3,739	13,394
Other accrued expenses (Notes 10 and 12)	10,410	10,990

Total current liabilities	109,507	132,230

Long-term debt (Note 7)	150,000	150,000
Deferred income taxes (Note 11)	51,241	52,592
Commitments and contingencies (Notes 5, 10 and 12)
Redeemable preferred stock (Note 8)
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued at December 31, 2006 and 3,000 shares issued and outstanding at December 31, 2005	—	30,000
Stockholders’ equity (Note 8)
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding at December 31, 2006 and 1,000 shares issued and outstanding at December 31, 2005	40,000	10,000
Retained earnings	309,846	279,979

Total stockholders’ equity	349,846	289,979

Total liabilities and stockholders’ equity	$660,594	$654,801

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Net sales	$1,358,762	$1,234,386	$1,256,992
Cost of sales (Note 9)	1,142,845	1,120,268	1,020,316

Gross profit	215,917	114,118	236,676
Selling, general and administrative expenses (Note 12)	29,796	27,669	29,179
Loss (gain) on disposition of property, plant and equipment	1,293	(2,071)	546

Income from operations	184,828	88,520	206,951
Other income (expense)
Loss on redemption of 8.5% senior notes (Note 7)	—	—	(9,025)
Loss from equity investment in affiliate (Note 6)	—	—	(3,047)
Interest expense, net (Note 7)	(5,156)	(11,299)	(10,660)
Other, net	(151)	3,308	524

Income before income tax expense	179,521	80,529	184,743
Income tax expense (Note 11)	70,536	37,164	75,408

Net income	108,985	43,365	109,335
Preferred dividends declared and paid	(5,107)	(43,110)	(13,545)

Net income available to common stockholders	$103,878	$255	$95,790

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share amounts)

	Common Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2003	$10,000	$200,820	$210,820
Net income for the year ended December 31, 2004	—	109,335	109,335
Cash dividends (Note 8)
Class C preferred stock, $4,515 on 3,000 shares	—	(13,545)	(13,545)
Common stock, $3,516 on 1,000 shares	—	(3,516)	(3,516)

Balance at December 31, 2004	10,000	293,094	303,094
Net income for the year ended December 31, 2005	—	43,365	43,365
Cash dividends (Note 8)
Class C preferred stock, $14,370 on 3,000 shares	—	(43,110)	(43,110)
Common stock, $13,370 on 1,000 shares	—	(13,370)	(13,370)

Balance at December 31, 2005	10,000	279,979	289,979
Net income for the year ended December 31, 2006	—	108,985	108,985
Conversion of Class C preferred stock to common stock (Note 8)	30,000	—	30,000
Cash dividends (Note 8)
Class C preferred stock, $1,702 on 3,000 shares	—	(5,107)	(5,107)
Common stock, $704 on 1,000 shares and $18,327 on 4,000 shares	—	(74,011)	(74,011)

Balance at December 31, 2006	$40,000	$309,846	$349,846

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$108,985	$43,365	$109,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	29,496	27,491	26,889
Loss on redemption of 8.50% senior notes	—	—	9,025
Deferred income taxes	(4,162)	(4,989)	(30)
Loss (gain) on disposition of property, plant and equipment	1,293	(2,071)	546
Loss from equity investments	—	—	3,047
Changes in assets and liabilities
Trade accounts receivable, net	(6,303)	3,459	(45,010)
Inventories	(95,044)	70,608	(135,436)
Other receivables and prepaid expenses	2,945	(4,652)	(1,577)
Accounts payable	(13,626)	41,033	16,929
Accrued interest expense	116	(40)	(521)
Income tax payable	(9,655)	(73)	11,485
Accrued utilities and other accrued expenses	442	(3,498)	4,963

Net cash provided by (used in) operating activities	14,487	170,633	(355)

Cash flows from investing activities
Additions to property, plant and equipment	(33,163)	(43,020)	(22,953)
(Disposal costs) proceeds from sale of property, plant and equipment	(939)	6,077	(155)
Proceeds from sale of investments	—	30,283	—
Advance on sale of investments	—	—	1,181
Dividends received from affiliate	—	—	2,242

Net cash used in investing activities	(34,102)	(6,660)	(19,685)

Cash flows from financing activities
Net (repayments) advances under line of credit agreement with banks	—	(4,000)	4,000
Net proceeds from issuance of 6.125% senior notes	—	—	148,125
Redemption of 8.50% senior notes	—	—	(150,000)
Premium on redemption of 8.50% senior notes	—	—	(6,870)
Dividends paid	(79,118)	(56,480)	(17,061)

Net cash used in financing activities	(79,118)	(60,480)	(21,806)

Net (decrease) increase in cash and cash equivalents	(98,733)	103,493	(41,846)
Cash and cash equivalents at beginning of year	104,294	801	42,647

Cash and cash equivalents at end of year	$5,561	$104,294	$801

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Cash Flows, Continued

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$9,420	$9,767	$10,972

Income taxes	$84,890	$44,878	$63,954

The accompanying notes are an integral part of these consolidated financial statements.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

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

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. These bank accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. As of December 31, 2006, the Company had cash balances with banks in excess of the federally insured limit.

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

Investment in affiliated company: Investment in affiliated company consisted of 4% of the common stock of Companhia Siderurgica de Tubarao (“CST”), a Brazilian semi-finished steel slab and hot rolled manufacturer. The investment was accounted for by the equity method, since combined investments in CST by the Company and certain other related companies allow for significant influence over the financing and operating activities of CST. The Company’s share of earnings or losses from this investment is reflected in other income (expense) in the accompanying consolidated statements of operations. Dividends were credited against the investment when received. The Company’s interest in CST was sold in June 2005 as described in Note 6.

Deferred financing costs: Debt issuance costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt agreement. Amortization of issuance costs is included as a component of interest expense. These costs are included in the other assets in the 2006 and 2005 consolidated balance sheets.

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

Derivative financial instruments: Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase transaction. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

The Company enters into contracts to purchase certain commodities used in the manufacturing of its products, such as electricity and natural gas. Some of these forward contracts (liabilities) do not require derivative accounting as the Company takes possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133 by the Company. These derivatives did not qualify for hedge accounting treatment; therefore, these financial instruments are reported at fair value, with changes in fair value reported in current earnings. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

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

Use of estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assts and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Fair value of financial instruments: The carrying value of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt of similar maturities. The carrying amounts and fair values of financial instruments at December 31, 2006 and 2005 are listed as follows (dollars in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$150,000	$142,500	$150,000	$141,000
Forward contracts	1,409	1,409	772	772

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

Shipping costs: The Company charges shipping fees to certain customers based upon the actual amounts incurred. Amounts billed for shipping costs are included in net sales for 2006, 2005 and 2004. The Company includes the associated shipping costs in cost of sales, which were approximately $9,550,000, $9,494,000 and $7,061,000 during 2006, 2005 and 2004, respectively.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements: In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 resolves issued addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” Among other provisions, the new rule (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement133, (c) establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivates or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivates, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007, beginning January 1, 2007. The Company is currently evaluating the effect that the adoption of SFAS 155 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2007, beginning January 1, 2007. The Company is currently evaluating the effect that the adoption of SFAS 156 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2008, beginning January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of error under both the iron curtain and the roll-over methods. The Company adopted SAB No. 108 in the fourth quarter of 2006. This adoption did not have a material impact on the Company’s consolidated results of operation and financial position or cash flows.

3.	Inventories

Inventories consist of the following at December 31 (dollars in thousands):

	2006	2005
Finished goods	$32,893	$16,696
Work in process	35,982	31,971
Raw materials	210,862	142,466
Supplies	16,947	10,507

	$296,684	$201,640

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31 (dollars in thousands):

	2006	2005
Land	$14,432	$14,432
Plant and equipment	534,089	512,088
Plant refurbishment costs	22,220	22,220
Furniture and fixtures	12,459	11,251
Construction in progress	20,514	16,733

	603,714	576,724
Less accumulated depreciation	358,273	334,950

	$245,441	$241,774

Depreciation expense was approximately $29,143,000 and $26,971,000 for the years ended 2006 and 2005, respectively. Capitalized interest was approximately $46,000 and $106,000 for the years ended 2006 and 2005, respectively. There was no capitalized interest for the year ended 2004. During 2005, the Company sold a surplus parcel of land for a total of $7,100,000, which resulted in a net gain of $3,600,000. The gain is reflected in the consolidated statements of operations.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

5.	Leases

The Company is obligated under various equipment leases that expire at various dates during the next four years. At December 31, 2006, the future minimum lease payments under noncanceable operating leases with commitments of at least one year are as follows (dollars in thousands):

Year Ending December 31,
2007	$606
2008	71
2009	15
2010	6

$698

Rental expense under operating leases totaled approximately $1,363,000, $4,536,000 and $5,575,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company received $2,242,000 in dividends from CST during the year ended December 31, 2004. No dividends were received in 2005.

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

There were no outstanding borrowings as of December 31, 2006. As of December 31, 2006, the Company had three outstanding letters of credit in the amount of $1,122,800 which expire on various dates through August 2007. This outstanding balance reduces the borrowing base. The Company had $108,877,200 of borrowings available under the Facility as of December 31, 2006.

Fees incurred on the Facility are being amortized over the term of the life of the loan. The unamortized amount of financing costs was approximately $417,000 and $529,000 at December 31, 2006 and 2005, respectively, and are classified as other assets in the consolidated balance sheet.

The Facility is collateralized by the Company’s accounts receivable and inventories. The Facility requires compliance with certain covenants and restrictions with regard to the interest coverage ratio, tangible net worth and shareholder distributions. At December 31, 2006 and 2005, the Company was in compliance with all covenants and restrictions.

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

With the proceeds of the 6.125% senior notes and cash on hand, the Company retired the 8.5% senior notes due in 2009. Of the total $150,000,000 payable, the Company redeemed $132,140,000 in March 2004, with the remaining $17,860,000 in April 2004. The Company also incurred a loss of $9,025,000 from early redemption of the 8.5% senior notes due in 2009, which included premium costs of $6,870,000 and expensing the unamortized issuance costs of $2,155,000. The unamortized portion of the financing costs related to the 6.125% senior notes due in 2014 was approximately $1,744,000 and $1,986,000 at December 31, 2006 and 2005, respectively, and is classified as other assets in the consolidated balance sheet.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

7.	Notes Payable and Long-term Debt (Continued)

On June 24, 2004, the Company completed an exchange offer exchanging its unregistered 6.125% senior notes for 6.125% senior notes registered by the Company pursuant to a registration statement filed under the Securities Act of 1933.

Long-term debt at December 31, 2006 and 2005 consisted of the following (dollars in thousands):

	2006	2005
Senior notes bearing interest at 6.125% interest payable semi-annually, due March 2014	$150,000	$150,000
Revolving line of credit payable to banks consist of amounts advanced under a $110,000,000 bank facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable quarterly and any accrued interest and principal are due and payable in full in September 2010	—	—

	$150,000	$150,000

Interest expense was approximately $9,582,000, $9,834,000 and $10,450,000 for the years ended 2006, 2005 and 2004, respectively.

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

In June 2006, draft resolutions were circulated to the stockholders of the Company seeking approval of a conversion of the 3,000 issued and outstanding shares of Class C preferred stock of the Company into 3,000 shares of common stock of the Company in a straight one to one conversion. The stockholders were further asked to approve an amendment to the Certificate of Incorporation of the Company to increase the authorized number of common shares from 2,000 to 5,000 to allow for the conversion. The stockholders adopted resolutions approving both the conversion and the amendment to the Certificate of Incorporation pursuant to a unanimous written consent which became effective in July 2006. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on July 25, 2006.

As a result of the conversion, the $30,000,000 carrying value of the Class C redeemable preferred stock was reclassified to stockholders’ equity as part of common stock.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8.	Redeemable Preferred Stock and Stockholders’ Equity (Continued)

Each holder of common stock is entitled to one vote for each share held on record on each matter submitted to a vote of the stockholders. Holders of the common stock have no cumulative voting, conversion, or redemption rights, but are entitled to preemptive rights to subscribe for additional shares of common stock in any additional issuance of common stock or any security convertible into common stock. Subject to any preferences that may be granted to the holders of preferred stock, each holder of common stock is entitled to receive ratably dividends as may be declared by the board of directors, and in the event of liquidation, dissolution, or winding up, is entitled to share ratably in all Company assets remaining after payment of liabilities.

During the years ended December 31, 2006, 2005 and 2004, $79,118,000, $56,480,000 and $17,061,000, respectively, in dividends were declared and paid.

9.	Related Party Transactions

The Company has transactions in the normal course of business with affiliated companies. The Company is 50% owned by JFE Steel Corporation, a Japanese corporation, and 50% owned by Rio Doce Limited, a subsidiary of Companhia Vale do Rio Doce (“CVRD”), a Brazilian corporation.

The Company purchases steel slab from CST, a former investee, JFE Steel and Cosipa Overseas, an affiliate of CVRD as of November 2006. CST was considered an affiliated company until the investment was sold in June 2005 (Note 6). The following represents total purchases made from affiliated companies for the years ended December 31 (dollars in thousands):

	2006	2005	2004
CST	$—	$67,504	$151,863
JFE Steel	145,254	13,362	14,611
Cosipa Overseas	14,311	—	—

At December 31, 2006 and 2005, the Company owed affiliated companies $31,687,000 and $12,987,000, respectively, for goods and services. No amounts were owed to affiliated companies at December 31, 2004.

During the years ended December 31, 2006, 2005 and 2004, the Company had revenues from an affiliated company of JFE Steel. Sales to the affiliated company are at current market rates and terms. At December 31, 2006, 2005 and 2004, net sales and accounts receivable to this related party were (dollars in thousands):

	Net Sales	Trade Receivables
December 31, 2006	$56,783	$1,652
December 31, 2005	37,899	1,367
December 31, 2004	48,572	279

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10.	Commitments and Contingencies

At December 31, 2006, the Company is committed, in the form of open purchase orders, to purchase approximately $190,159,000 in steel slabs and other commitments, of which $63,300,000 is from related parties.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in the other accrued expenses in the 2006 and 2005 consolidated financial statements. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

11.	Income Taxes

Income tax expense for the years ended December 31, 2006, 2005 and 2004 consists of the following (dollars in thousands):

	2006	2005	2004
Current:
Federal	$59,149	$33,672	$61,258
State	15,549	8,481	14,180

	74,698	42,153	75,438

Deferred:
Federal	(4,802)	(4,865)	(2,206)
State	640	(124)	2,176

	(4,162)	(4,989)	(30)

	$70,536	$37,164	$75,408

Actual tax expense from the “expected” tax expense (computed by applying the U.S. federal statutory tax rate of 35% to income before income tax expense) is as follows (dollars in thousands):

	2006	2005	2004
Computed “expected” tax expense	$62,832	$28,185	$64,660
State income taxes, net of federal benefit	10,107	6,052	10,615
Foreign withholding taxes	(2,420)	2,189	—
Change in valuation allowance	1,013	—	—
Other	(996)	738	133

	$70,536	$37,164	$75,408

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows (dollars in thousands):

	2006	2005
Deferred tax assets:
Inventory	$374	$261
State taxes	7,577	4,462
Allowance for doubtful accounts	307	329
Accrued expenses	3,702	3,908
Foreign tax credit carryforward	1,013	—

Total gross deferred tax assets	12,973	8,960
Less valuation allowance	1,013	—

Net deferred tax assets	11,960	8,960

Deferred tax liabilities:
Property, plant and equipment	(53,442)	(54,575)
Underdistributed earnings of affiliate	—	—
Other	(3,447)	(3,476)

Total gross deferred tax liabilities	(56,889)	(58,051)

Net deferred tax liabilities	$(44,929)	$(49,091)

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

11.	Income Taxes (Continued)

The Company recorded a valuation allowance to reduce its deferred tax asset attributable to foreign tax credits for taxes withheld on the sale of investment in affiliated company as described in Note 6. Management considered future foreign source income in determining the need for the valuation allowance and has determined that it is more likely than not that the Company will not generate a significant amount of foreign source income to realize the foreign tax credits before expiration. Therefore, a valuation allowance for the full amount of the remaining foreign tax credit carryforward was recorded as of December 31, 2006. Based on the Company’s historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 31, 2006.

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

Plan expense for the three years ended December 31, 2006, 2005 and 2004 were approximately $2,584,000, $2,393,000 and $2,446,000, respectively.

Profit sharing plan: The Company sponsors a profit sharing plan under which contributions are established based on a pool amount, equal to 8% of the Company’s income before taxes, gain or loss on disposition of fixed assets, and equity in income (loss) of affiliate. The basis for determining the profit sharing pool is subject to review and approval of the Company’s board of directors. The employee’s share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2006, 2005 and 2004 was approximately $15,982,000, $6,775,000 and $17,772,000, respectively.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

13.	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows (dollars in thousands):

	Quarter
	1st	2nd	3rd	4th	Total
2006:
Net sales	$318,025	$349,066	$382,296	$309,375	$1,358,762
Gross profit	61,499	69,869	63,985	20,564	215,917
Income from operations	53,786	62,183	55,697	13,162	184,828
Net income	30,285	36,333	33,919	8,448	108,985

2005:
Net sales	$339,314	$306,595	$287,698	$300,779	$1,234,386
Gross profit	48,414	22,446	4,486	38,772	114,118
Income (loss) from operations	41,121	19,139	(1,536)	29,796	88,520
Net income (loss)	22,074	9,673	(1,065)	12,683	43,365

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions to Reserve	Balance at End of Period
A/R Allowance
Year ended December 31, 2006	$750,000	$(50,000)	$—	$—	$700,000

Year ended December 31, 2005	$700,000	$50,000	$—	$—	$750,000

Year ended December 31, 2004	$400,000	$300,000	$—	$—	$700,000

Tax Valuation Allowance
Year ended December 31, 2006	$—	$1,013,000	$—	$—	$1,013,000

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2007

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MASAKAZU KURUSHIMA Masakazu Kurushima	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2007

/S/ RICARDO BERNARDES Ricardo Bernardes	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2007

/S/ VICENTE WRIGHT Vicente Wright	Chairman of the Board	March 28, 2007

/S/ TOSHIHIRO KABASAWA Toshihiro Kabasawa	Director	March 28, 2007

/S/ JAMES PESSOA James Pessoa	Director	March 28, 2007

/S/ HIDENORI TAZWA Hidenori Tazwa	Director	March 28, 2007

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant as amended by Amendment to the Certificate of Incorporation filed June 6, 1984, with Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed August 2, 1984, with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation, filed January 12, 1988, with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (6)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (12)

3.4	Bylaws of the Registrant, as amended on July 16, 1999. (6)

4.1	Indenture dated as of April 6, 1999 between the Registrant and State Street Bank Trust Company of California, N.A., Trustee, relating to the Registrant’s 8% Senior Notes due April 6, 2009.(1)

4.2	Specimen Series B note.(1)

4.3	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (8)

4.4	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (8)

4.5	First Supplemental Indenture dated March 19, 2004 between the Registrant and U.S. Bank National Association, a national banking association, as successor Trustee to State Street Bank and Trust Company of California, N.A. (8)

4.6	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation.(1)

10.1	Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Lending Institutions from time to time party thereto as lenders, BankBoston, N.A., in its capacity as Loan and Collateral Agent, and Bank of America National Trust and Savings Association, in its capacity as Letter of Credit and Documentation Agent and BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC, as the Arrangers.(1)

10.2	Agreement for the Purchase of Carbon Steel Slabs, dated as of December 5, 1984, by and between the Registrant and Companhia Siderurgica de Tubarão, as amended by Memorandum of Agreement, dated as of June 7, 1985, Memorandum of Agreement No. MA-02, dated as of December 9, 1986, Memorandum of Agreement No. MA-03, dated as of December 11, 1986, Memorandum of Agreement No. MA-04, dated as of December 11, 1986, Memorandum of Agreement No. MA-05, dated as of May 22, 1987 and Memorandum of Agreement No. MA-06, dated as of December 11, 1996.(1)

10.3	Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(1)

10.4	The Burlington Northern and Santa Fe Railway Company BNSFC 302606 Regulated Transportation Contract, dated as of November 19, 1998, by and between the Registrant and Burlington Northern Railroad Company.(1)

10.5	Equipment Lease Agreement, dated as of September 30, 1998, by and between the Registrant and State Street Bank and Trust Company of California, National Association.(1)

10.6	Settlement Agreement, dated as of June 1, 1995, by and among the Registrant, Kaiser Ventures, Inc., KSC Recovery, Inc. and Kaiser Steel Land Development, Inc.(1)

10.7	Groundwater Indemnity Agreement, dated as of June 1, 1995, between the Registrant and Kaiser Ventures, Inc.(1)

10.8	A 1996 Expedited Remedial Action Voluntary Enforceable Agreement, by and among the Registrant and the California Environmental Protection Agency, Department of Toxic Substances Control.(1)

10.9	Purchase Agreement dated March 30, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.10	Registration Rights Agreement dated as of April 6, 1999 by and among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BancBoston Robertson Stephens Inc. and NationsBanc Montgomery Securities LLC.(1)

10.11	Addendum No. 39, dated May 31, 2000, to Contract, dated August 20, 1990, by and between the Registrant and Seamar Shipping Corporation of Monrovia, Liberia.(2)

10.12	First Amendment, dated as of April 28, 2000, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BancBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks.(2)

10.13	Amendment to Supplemental Executive Retirement Plan, dated October 10, 2000, between the Registrant and James E. Declusin.(3)

10.14	Supplemental Executive Retirement Plan, dated as of September 19, 2000, between the Registrant and Brett J. Guge.(3)

10.15	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 1 Regulated Transportation Contract, dated as of January 15, 2001, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company (4)

10.16	Second Amendment, dated as of March 12, 2001, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, Fleet National Bank (f/k/a BankBoston, N.A.), as loan and collateral agent for the Banks, and Bank of America National Trust and Savings Association, as documentation and letter of credit agent for the Banks. (5)

10.17	Fourth Amendment to Revolving Credit Agreement dated September 26, 2001, among the Registrant, the Banks named therein, Bank of America, N.A., as loan and collateral agent for the Banks, and Bank of America, N.A., as documentation and letter of credit agent for the Banks. (5)

10.18	Fifth Amendment, dated as of March 22, 2002, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks. (7)

10.19	The Burlington Northern and Santa Fe Railway Company BNSFC 302606—Amendment 2 Regulated Transportation Contract, dated as of September 4, 2002, by and between the Registrant and The Burlington Northern and Santa Fe Railway Company. (10)

10.20	Sixth Amendment, dated as of July 17, 2003, to Revolving Credit Agreement, dated as of March 10, 1999, among the Registrant, the Banks named therein, and Bank of America National Trust and Savings Association, as loan and collateral agent and as documentation and letter of credit agent for the Banks. (10)

10.21	Supplemental Executive Retirement Plan, dated as of January 16, 2003, between the Registrant and James L. Wilson (10)

10.22	Call and Put Option Agreement dated October 14, 2004 between Arcelor (a company organized under the laws of the Luxembourg) and California Steel Industries, Inc. (9)

10.23	Waiver dated October 14, 2004 executed by California Steel Industries, Inc., in favor of Arcelor. (9)

10.24	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (11)

14.1	Revised Code of Ethics.

21.1	Subsidiaries of the Registrant.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on August 4, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on October 27, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on November 9, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on April 29, 2002.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on October 15, 2004.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 8, 2004.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.