Form 10-Q
period 2007-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2007-05-03
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 2, 2007, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

(In thousands except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,565	$5,561
Trade accounts receivable, less allowance for doubtful accounts of $750 at March 31, 2007 and $700 at December 31, 2006	114,232	98,060
Inventories	284,649	296,684
Deferred income taxes	6,312	6,312
Other receivables and prepaid expenses	5,496	6,103

Total current assets	413,254	412,720
Other assets	2,345	2,433
Property, plant and equipment, net	242,369	245,441

Total assets	$657,968	$660,594

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$68,826	$86,673
Accrued interest expense	610	2,807
Accrued utilities	5,416	5,878
Income taxes payable	1,325	3,739
FIN 48 liability	5,246	—
Other accrued expenses	5,412	7,604

Total current liabilities	86,835	106,701

Other liabilities	2,787	2,806
Long-term debt	190,000	150,000
Deferred income taxes	48,712	51,241
Commitments and contingencies (Note 5)
Redeemable preferred stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	289,634	309,846

Total stockholders’ equity	329,634	349,846

Total liabilities, redeemable preferred stock and stockholders’ equity	657,968	$660,594

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Income

(In thousands)

	Three months ended March 31,
	(Unaudited)
	2007	2006
Net sales	$314,683	$318,025
Cost of sales	304,229	256,526

Gross profit	10,454	61,499
Selling, general and administrative expenses	7,858	7,466
Loss on disposition of property, plant and equipment	125	247

Income from operations	2,471	53,786
Other income (expenses):
Interest expense, net	(2,938)	(1,547)
Other, net	2,625	(868)

Income before income tax expense	2,158	51,371
Income tax expense	852	21,086

Net income	1,306	30,285
Preferred dividends declared and paid	—	(5,107)

Net income available to common stockholders	$1,306	$25,178

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$1,306	$30,285
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	7,721	7,281
Deferred income taxes	(2,864)	—
Loss on disposition of property, plant and equipment	125	247
Change in assets and liabilities:
Trade accounts receivable, net	(16,172)	(18,896)
Inventories	12,035	(34,857)
Other receivables and prepaid expenses	607	3,767
Accounts payable	(17,847)	(18,048)
Income taxes payable	(2,414)	9,585
Accrued interest expense	(2,197)	(2,296)
FIN 48 liability	5,246	—
Other accrued expenses and liabilities	(2,673)	7,964

Net cash used in operating activities	(17,127)	(14,968)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,575)	(4,179)
Removal cost for the sale of property, plant and equipment	(111)	(247)

Net cash used in investing activities	(4,686)	(4,426)

Cash flows from financing activities:
Net borrowings under line-of-credit agreement with banks	40,000	—
Dividends paid	(21,183)	(5,809)

Net cash provided by (used in) financing activities	18,817	(5,809)

Net decrease in cash and cash equivalents	(2,996)	(25,203)
Cash and cash equivalents at beginning of period	5,561	104,294

Cash and cash equivalents at end of period	$2,565	$79,091

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$5,038	$4,628

Income taxes	$1,900	$11,500

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of California Steel Industries, Inc. as of March 31, 2007 and December 31, 2006 (audited) and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2006. Results of operations for the three ended March 31, 2007 are not necessarily indicative of results expected for the full year.

Certain items in prior year financial statements have been reclassified to conform to the current year presentation.

2. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its results of operations and financial condition.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
Finished goods	$42,442	$32,893
Work in process	45,057	35,982
Raw materials	176,455	210,862
Supplies	20,695	16,947

Total	$284,649	$296,684

4. Credit Facility

In September 2005, the Company entered into a new five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new facility may be made at any time prior to the credit facility termination date. As of March 31, 2007, outstanding borrowings were $40,000,000 under this facility. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

5. Commitments and Contingencies

At March 31, 2007, the Company is committed in the form of open purchase orders, to purchase approximately $116,224,000 in steel and other goods and services, of which $20,745,000 is from a related party.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacturing of its products, such as electricity and natural gas. These contracts are accounted for as derivates in accordance with SFAS No 133, as the Company takes possession of the commodities in the normal course of business.

The Company has been contacted by various governmental agencies regarding specified environmental matters at its operating facility in Fontana, California. During September 1990, the Company reached preliminary agreement with the California Regional Department of Health Services, which allows the Company to draft its own remediation agreement and move forward with its own plan of action at its operating facility. In November 1992, the Company entered into a Voluntary and Enforceable Agreement (the “Agreement”) with the California Department of Toxic Substances Control (“DTSC”) which sets forth certain terms and conditions related to the remediation of hazardous substances at the Company’s operating facility. The Agreement also preserves the Company’s right as to future assignment and apportionment of costs to other parties.

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in other liabilities at March 31, 2007 and December 31, 2006. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

The Company is self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the Company’s claims development history, case jurisdiction, related legislation, and the Company’s claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual trends, including the severity or frequency of claims, differ from management’s estimates, the Company’s financial results could be impacted.

6. Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (FIN 48”) on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized an adjustment of approximately $335,000 to the beginning balance of retained earnings on the balance sheet. At January 1, 2007, the Company had $5,246,000 of unrecognized tax benefits, of which $2,707,000 would reduce the Company’s effective tax rate if recognized.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The Company had approximately $2,137,000 accrued for interest and $580,000 accrued for penalties at December 31, 2006.

The tax years 1998 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is currently under examination by the IRS for the years 1998 through 2004 and by the Franchise Tax Board for the years 2002 through 2004. The Company believes that the current federal and California examinations will be concluded and settled within the next twelve months. Consequently, the Company expects that all of its unrecognized tax benefits will reverse in the next twelve months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q may contain forward-looking statements about the Company’s current and expected performance trends, growth plans, business goals and other matters. These statements may contain words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, management is identifying important risk factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The risk factors identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of the Company’s subsequent filing with the Securities and Exchange Commission. Because of these risk factors, management cautions against placing undue reliance on forward-looking statements. Although management believes that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Management does not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

The following risk factors may affect the Company’s operating results and the environment within which the Company conducts its business:

•	Fluctuations in raw materials and freight prices as a result of changes in global steel consumption;

•

The Company’s substantial indebtedness, interest expense and principal repayment obligations under its credit facility, when drawn upon, and 6.125% senior notes, which could limit its ability to use operating cash flow in its business other than for debt-servicing obligations, obtain additional financing and react to changing market and general conditions, and which increase its vulnerability to interest rate increases;

•

The possibility of deadlocks among the Company’s board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of the board currently consisting of four members as elected by the Company’s two stockholders, each of whom holds 50% of the Company’s stock;

•	Fluctuations in commodity prices for the Company’s electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures;

•	The ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate the Company’s manufacturing plant;

•	The Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against the Company;

•	Changes in, or any failure to comply with, governmental regulations;

•

Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use the Company’s goods, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; and

•

Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact the Company’s reported financial results.

Results of Operations

	Tons Billed Three months ended March 31,
	2007	2006
Hot Rolled	164,249	217,044
Cold Rolled	35,192	38,243
Galvanized	176,889	190,250
ERW Pipe	56,600	44,890

Total	432,930	490,427

Net sales. Net sales decreased $3,342,000, or 1.1%, from $318,025,000 for the three months ended March 31, 2006 to $314,683,000 for the three months ended March 31, 2007. Due to the market conditions, billed tons decreased by 57,497 net tons, or 11.7%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 which decreased net sales by $36,992,000. The average unit price, which started increasing during the third quarter of 2006, continued to remain higher in the first quarter of 2007 as compared to the average unit price during the first quarter of 2006. This increased net sales for the three months ended March 31, 2007 by $18,666,000 compared to the three months ended March 31, 2006. Additionally, higher value product mix also contributed to the increased net sales by $6,521,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Gross profit. Gross profit decreased $51,045,000, or 83.0%, from $61,499,000 for the three months ended March 31, 2006 to $10,454,000 for the three months ended March 31, 2007. Gross profit as a percentage of net sales decreased from 19.3% for the three months ended March 31, 2006 to 3.3% for the three months ended March 31, 2007. The decrease in gross profit is attributable to the decrease in sales volume and an increase in raw material consumption costs.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses increased $392,000, or 5.3%, from $7,466,000 for the three months ended March 31, 2006 to $7,858,000 for the three months ended March 31, 2007. SG&A remained relatively constant as 2.5% and 2.3% of net sales for the three months ended March 31, 2007 and 2006, respectively.

Interest expense, net. Interest expense increased $1,391,000, or 89.9%, from $1,547,000 for the three months ended March 31, 2006 to $2,938,000 for the three months ended March 31, 2007. The increase is largely attributable to a higher average outstanding debt and lower interest income earned during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Interest expense is net of interest income and capitalized interest. Interest income for the three months ended March 31, 2007 and 2006 was $20,000 and $1,164,000, respectively. Capitalized interest for the three months ended March 31, 2007 and 2006 was $23,000 and $8,000, respectively.

Other income. Other income, net increased $3,493,000, or 402.4%, from other expense of $868,000 for the three months ended March 31, 2006 to other income of $2,625,000 for the three months ended March 31, 2007. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income taxes. Due to lower income before taxes of $2,158,000 for the three months ended March 31, 2007 compared to $51,371,000 for the three months ended March 31, 2006, the Company’s income tax expense decreased $20,234,000, from a tax expense of $21,086,000 for the three months ended March 31, 2006 to $852,000 for the three months ended March 31, 2007. The effective tax rate was 39.5% for the three months ended March 31, 2007 compared to 41.0% for the three months ended March 31, 2006.

Net income. Net income for the three months ended March 31, 2007 was $1,306,000 compared to net income of $30,285,000 for the three months ended March 31, 2006, a decrease of $28,979,000.

Certain Liquidity and Capital Resources

At March 31, 2007, the Company had $2,565,000 in cash and cash equivalents and over $68,600,000 in financing available under its credit facility. During the three months ended March 31, 2007, cash flows used in operating activities was $17,127,000 which consisted of generation of cash flow of $1,306,000 in net income, $7,721,000 in depreciation and amortization expense, $125,000 on the loss on the disposition of property, plant and equipment and a cash flow decrease of $2,864,000 in deferred income taxes and $23,415,000 due to changes in assets and liabilities. Operating cash flow increased as a result of a $12,035,000 decrease in inventories, a $607,000 decrease in other receivables and prepaid expenses and a $5,246,000 increase in FIN 48 liability. Operating cash flow decreased as a result of a $16,172,000 increase in accounts receivable, $17,847,000 decrease in accounts payable, $2,414,000 decrease in income tax payable, $2,197,000 decrease in accrued interest expense and $2,673,000 decrease in other accrued expenses and liabilities. Cash flows used in investing activities during the three months ended March 31, 2007 consisted of $4,575,000 of capital expenditures and $111,000 for removal cost on the disposition of property, plant and equipment. Cash flows from financing activities during the three months ended March 31, 2007 consisted of $40,000,000 net borrowings under the revolver and a dividend payment of $21,183,000 on the Company’s common stock. During the three months ended March 31, 2007, the Company also made interest payments of $4,593,750 on its 6.125% senior notes due in 2014.

In September 2005, the Company entered into a new five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. As of March 31, 2007, outstanding borrowings were $40,000,000 under this facility. The credit facility is collateralized by account receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, the Company issued an aggregate of $150,000,000 of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, the Company retired its 8.50% senior notes due in 2009. Interest on the Company’s 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all the Company’s subordinated indebtedness and equal in right of payment to all of its existing and future indebtedness that is not by its terms subordinated to the notes. The Company may redeem the notes at any time after March 15, 2009. In addition, the Company may redeem up to 35% of the notes before March 15, 2007 with the net cash proceeds from a public equity offering. The indenture governing the notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of its assets and the assets of certain subsidiaries on a consolidated basis.

The Company currently has approximately $11,257,000 in material commitments for capital expenditures expected to be completed during fiscal year 2007. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2007 is approximately $33,000,000.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and payment of dividends. The Company believes that cash generated from operations and available borrowing under its credit facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2007. The Company was in compliance with all the bank covenants at March 31, 2007.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of March 31, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	514	463	46	5	—
Purchase Obligations (1)	116,224	116,224	—	—	—
Estimated Interest Payments on Debt (2)	63,930	9,188	18,375	18,375	17,992
FIN 48 Liability	5,246	5,246	—	—	—
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	987	—	—	—	987

Total	$338,701	$131,121	$19,221	$19,380	$168,979

(1)	Amounts relate to contractual commitments to purchase $89,345,000 ($20,745,000 from a related party) of steel slabs and the remaining in other assorted contractual commitments.
(2)	Amounts represent the annual accrued interest on the Company’s $150,000,000 ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014.
(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 5 to the Financial Statements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s unaudited financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. When the financial statements are prepared, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to allowance for doubtful accounts, environmental reserve, self-insurance, and deferred tax assets. The Company basis its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for the Company’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information concerning those accounting policies that the Company believes to be critical accounting policies and that affect the Company’s more significant judgments and estimates used in preparing its Financial Statements, see the “Critical Accounting Policies” section under Item 7 of Part II of the Company’s Annual Report on Form 10-K for the period ending December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to fluctuations in interest rates on its $110,000,000 floating interest rate credit facility. The Company does not currently use interest rate swaps or other types of derivative financial instruments.

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in the interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its credit facility, changes in interest rates generally do not affect the fair value of such debt, but does affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. The credit facility bears interest at the Eurodollar rate or the prime rate, which were 5.875% (three months rate) (including margin) and 8.25%, respectively, at March 31, 2007. The Company estimates that the average amount of debt outstanding under the facility for the remaining of fiscal year 2007 will be approximately $30,000,000. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $300,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate credit facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing its products. The Company is currently a full-service bundled utility customer of Southern California Edison. During 2007, the Company’s electricity costs are expected to remain consistent with 2006 levels. The Company’s electricity costs represented approximately 2.3% and 2.7% of cost of goods sold for the three months ended March 31, 2007 and 2006, respectively.

The Company generally utilizes a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce its products. To stabilize price volatility, the Company regularly uses a risk management approach to fix the price on portions of its natural gas requirements up to tow years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (“NYMEX”), and/or the Southern California border basis (basis represents the difference between the NYMEX price at Henry Hub, Louisiana and the price at the Southern California border).

The Company currently has in place fixed-price purchase agreements for approximately 30% of its natural gas commodity requirements for 2007, and approximately 40% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. The Company’s natural gas costs represented approximately 2.6% and 4.1% of its cost of goods sold for the three months ended March 31, 2007 and 2006, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending March 31, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of March 31, 2007, that there were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect its internal controls over financial reporting.

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

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on January 3, 2007 Item 4.01. Change in Registered Public Accounting Firm Acceptance of appointment by Ernst & Young LLP

(2)	Form 8-K filed on January 29, 2007 Item 2.02. Results of Operations and Financial Condition Use of Non-GAAP Financial Measures in 2006 Financial Results disclosed in Press Release

(3)	Form 8-K filed on April 4, 2007 Item 4.01. Change in Registered Public Accounting Firm Completion of engagement of PricewaterhouseCoopers LLP

(4)	Form 8-K filed on May 1, 2007 Item 2.02. Results of Operations and Financial Condition Use of Non-GAAP Financial Measures in First Quarter 2007 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2007

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation. (1)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.