Form 10-Q
period 2007-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2007-07-31
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 30, 2007, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

(In thousands except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$44,441	$5,561
Trade accounts receivable, less allowance for doubtful accounts of $600 at June 30, 2007 and $700 at December 31, 2006	90,130	98,060
Inventories	275,251	296,684
Deferred income taxes	6,312	6,312
Other receivables and prepaid expenses	5,227	6,103

Total current assets	421,361	412,720
Other assets	2,257	2,433
Property, plant and equipment, net	242,992	245,441

Total assets	$666,610	$660,594

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$101,959	$86,673
Accrued interest expense	2,689	2,807
Accrued utilities	4,410	5,878
Income taxes payable	6,931	3,739
Uncertain tax position	5,335	—
Other accrued expenses	6,068	7,604

Total current liabilities	127,392	106,701

Other liabilities	2,697	2,806
Long-term debt	150,000	150,000
Deferred income taxes	48,712	51,241

Commitments and contingencies

Redeemable preferred stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	297,809	309,846

Total stockholders’ equity	337,809	349,846

Total liabilities, redeemable preferred stock and stockholders’ equity	$666,610	$660,594

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Income

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)
	2007	2006	2007	2006
Net sales	$335,792	$349,066	$650,475	$667,091
Cost of sales	310,827	279,197	615,056	535,723

Gross profit	24,965	69,869	35,419	131,368
Selling, general and administrative expenses	7,068	7,686	14,926	15,152
Loss on disposition of property, plant and equipment	76	—	201	247

Income from operations	17,821	62,183	20,292	115,969
Other income (expenses):
Interest expense, net	(2,416)	(942)	(5,354)	(2,489)
Other, net	(1,145)	(716)	1,480	(1,584)

Income before income tax expense	14,260	60,525	16,418	111,896
Income tax expense	6,085	24,192	6,937	45,278

Net income	8,175	36,333	9,481	66,618
Preferred dividends declared and paid	—	—	—	(5,107)

Net income available to common stockholders	$8,175	$36,333	$9,481	$61,511

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$9,481	$66,618
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,510	14,686
Uncertain tax position	119	—
Loss on disposition of property, plant and equipment	201	247
Change in assets and liabilities:
Trade accounts receivable, net	7,930	(6,822)
Inventories	21,433	9,452
Other receivables and prepaid expenses	876	6,317
Accounts payable	16,272	(28,313)
Income taxes payable	4,558	6,425
Accrued interest expense	(118)	—
Other accrued expenses and liabilities	(3,113)	3,328

Net cash provided by operating activities	73,149	71,938

Cash flows from investing activities:
Additions to property, plant and equipment	(12,899)	(8,638)
Removal cost for the sale of property, plant and equipment	(187)	(247)

Net cash used in investing activities	(13,086)	(8,885)

Cash flows from financing activities:
Dividends paid	(21,183)	(5,809)

Net increase in cash and cash equivalents	38,880	57,244
Cash and cash equivalents at beginning of period	5,561	104,294

Cash and cash equivalents at end of period	$44,441	$161,538

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$5,506	$4,663

Income taxes	$2,260	$39,390

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of California Steel Industries, Inc. as of June 30, 2007 and December 31, 2006 (audited) and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2006. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results expected for the full year.

Certain items in prior year financial statements have been reclassified to conform to the current year presentation.

2. New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its results of operations and financial condition.

In May 2007, FASB published FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore was adopted by the Company on January 1, 2007. This adoption did not have a material impact on the Company’s results of operations and financial position or cash flows.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Finished goods	$41,341	$32,893
Work in process	43,145	35,982
Raw materials	168,506	210,862
Supplies	22,259	16,947

Total	$275,251	$296,684

4. Credit Facility

In September 2005, the Company entered into a five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of June 30, 2007. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

5. Commitments and Contingencies

At June 30, 2007, the Company is committed in the form of open purchase orders, to purchase approximately $227,940,000 in steel and other goods and services, of which $18,025,000 is from a related party.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacturing of its products, such as electricity and natural gas. These contracts are accounted for as ineffective hedges in accordance with SFAS No. 133, as the Company takes possession of the commodities in the normal course of business.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in other liabilities at June 30, 2007 and December 31, 2006. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

6. Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (FIN 48”) on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized an adjustment of approximately $335,000 to the beginning balance of retained earnings. At January 1, 2007, the Company had $5,216,000 of unrecognized income tax benefits, of which $2,687,000 would reduce the Company’s effective tax rate if recognized. At June 30, 2007, the Company had $5,335,000 of unrecognized income tax benefits, of which $2,806,000 would reduce the Company’s effective tax rate if recognized.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The Company had approximately $2,226,000 and $2,107,000 accrued for interest at June 30, 2007 and December 31, 2006, respectively, and $580,000 accrued for penalties at June 30, 2007 and December 31, 2006.

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

Results of Operations

	Tons Billed Three months ended June 30,		Tons Billed Six months ended June 30,
	2007	2006	2007	2006
Hot Rolled	159,530	214,120	323,779	431,164
Cold Rolled	44,750	48,630	79,942	86,873
Galvanized	179,801	203,670	356,690	393,920
ERW Pipe	59,251	58,935	115,851	103,825

Total	443,332	525,355	876,262	1,015,782

Net sales. Net sales for the three months ended June 30, 2007 decreased $13,274,000, or 3.8%, to $335,792,000 as compared to $349,066,000 for the three months ended June 30, 2006. Year-to-date net sales decreased $16,616,000, or 2.5% to $650,475,000 for the six months ended June 30, 2007 as compared to $667,091,000 for the six months ended June 30, 3006. Billed tons decreased by 82,023 net tons, or 15.6%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Year-to-date net tons billed were lower by 139,520, or 13.7%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The average unit price is higher for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006. The higher average unit price increased net sales approximately $25,644,000 for the three months and $44,483,000 for the six months ended June 30, 2007. As customer inventory levels remain higher than average and the average unit price was higher than normal during the first semester of 2007, demand for the Company’s product was lower. Demand for the Company’s product was higher during the first six months of fiscal year 2006 as customers were replenishing their below average inventory levels at the lower unit price. Thus, the increase in average unit price was offset by lower tonnage billed in the three and six months ended June 30, 2007, which decreased sales by $54,512,000 for the three months and $91,340,000 for the six months ended June 30, 2007. Additionally, higher value product mix offset the decrease in net sales by contributing $2,399,000 and $8,584,000, respectively, to net sales for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006.

Gross profit. Gross profit for the three months ended June 30, 2007 decreased $44,904,000, or 64.3%, to $24,965,000 as compared to $69,869,000 for the three months ended June 30, 2006. Year-to-date gross profit decreased $95,949,000, or 73.0%, to $35,419,000 for the six months ended June 30, 2007 compared to $131,368,000 for the six months ended June 30, 2006. Gross profit as a percentage of net sales decreased to 7.4% for the three months ended June 30, 2007 from 20.0% for the three months ended June 30, 2006 and to 5.4% for the six months ended June 30, 2007 from 19.7% for the six months ended June 30, 2006. The decrease in gross profit is attributable to the decrease in sales volume and an increase in raw material consumption costs.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses for the three months ended June 30, 2007 decreased $618,000, or 8.0%, to $7,068,000 as compared to $7,686,000 for the three months ended June 30, 2006. Year-to-date SG&A expenses decreased $226,000, or 1.5% to $14,926,000 for the six months ended June 30, 2007 compared to $15,152,000 for the six months ended June 30, 2006. SG&A remained relatively constant at 2.1% and 2.3% of net sales for the three and six months ended June 30, 2007, respectively, as compared to 2.2% and 2.3% for the three and six months ended June 30, 2006, respectively.

Interest expense, net. Interest expense, net for the three months ended June 30, 2007 increased $1,474,000, or 156.5%, to $2,416,000 as compared to $942,000 for the three months ended June 30, 2006. Year-to-date interest expense, net increased $2,865,000, or 115.1%, to $5,354,000 for the six months ended June 30, 2007 as compared to $2,489,000 for the six months ended June 30, 2006. The increase is largely attributable to a higher average outstanding debt and lower interest income earned during the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. Interest expense is net of interest income and capitalized interest. Interest income for the three and six months ended June 30, 2007 was $189,000 and $210,000 compared to the three and six months ended June 30, 2006 of $2,075,000 and $3,239,000, respectively. Capitalized interest for the three and six months ended June 30, 2007 was $20,000 and $43,000 as compared to the three and six months ended June 30, 2006 of $9,000 and $17,000, respectively.

Income taxes. Due to lower income before taxes of $14,260,000 for the three months ended June 30, 2007 compared to $60,525,000 for the three months ended June 30, 2006, the Company’s income tax expense decreased $18,107,000, to a tax expense of $6,085,000 for the three months ended June 30, 2007 from $24,192,000 for the three months ended June 30, 2006. As a result of lower income before taxes of $16,418,000 for the six months ended June 30, 2007 compared to $111,896,000 for the six months ended June 30, 2006, year-to-date income tax expense decreased $38,341,000 to $6,937,000 for the six months ended June 30, 2007 from $45,278,000 for the six months ended June 30, 2006. The effective tax rate was 42.7% and 42.3% for the three and six months ended June 30, 2007 compared to 40.0% and 40.5% for the three and six months ended June 30, 2006, respectively. The increase in the effective tax rate is attributable to an increase in the permanent differences as a percentage of forecasted taxable income, which is significantly lower in 2007 compared to 2006.

Net income. Net income for the three and six months ended June 30, 2007 was $8,175,000 and $9,481,000, respectively, compared to net income of $36,333,000 and $66,618,000 for the three and six months ended June 30, 2006.

Certain Liquidity and Capital Resources

At June 30, 2007, the Company had $44,441,000 in cash and cash equivalents and over $109,000,000 in financing available under its credit facility. During the six months ended June 30, 2007, cash flows from operations provided $73,149,000 which consisted of generation of cash flow of $9,481,000 in net income, $15,510,000 in depreciation and amortization expense, $201,000 on the loss on the disposition of property, plant and equipment and a cash flow increase of $119,000 in uncertain tax position and an increase of $47,838,000 due to changes in assets and liabilities. Operating cash flow increased as a result of a $7,930,000 decrease in accounts receivable, a $21,433,000 decrease in inventories, an $876,000 decrease in other receivables and prepaid expenses, a $16,272,000 increase in accounts payable and a $4,558,000 increase in income tax payable. Operating cash flow decreased as a result of an $118,000 decrease in accrued interest expense and a $3,113,000 decrease in other accrued expenses and liabilities. Cash flows used in investing activities during the six months ended June 30, 2007 consisted of $12,899,000 of capital expenditures and $187,000 for removal cost on the disposition of property, plant and equipment. Cash flows from financing activities during the six months ended June 30, 2007 consisted of a dividend payment of $21,183,000 on the Company’s common stock. During the six months ended June 30, 2007, the Company also made interest payments of $4,593,750 on its 6.125% senior notes due in 2014.

In September 2005, the Company entered into a five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of June 30, 2007. The credit facility is collateralized by account receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

The Company currently has approximately $9,365,000 in material commitments for capital expenditures expected to be completed during fiscal year 2007. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2007 is approximately $33,000,000.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and payment of dividends. The Company believes that cash generated from operations and available borrowing under its credit facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2007. The Company was in compliance with all the bank covenants at June 30, 2007.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of June 30, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	574	388	183	3	—
Purchase Obligations (1)	227,940	227,940	—	—	—
Estimated Interest Payments on Debt (2)	61,633	9,188	18,375	18,375	15,695
Uncertain tax position	5,335	5,335	—	—	—
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	969	72	145	145	607

Total	$448,251	$242,923	$19,503	$19,523	$166,302

(1)	Amounts relate to contractual commitments to purchase $206,239,000 ($18,025,000 from a related party) of steel slabs and the remaining $21,701,000 relates to other assorted contractual commitments.
(2)	Amounts represent the annual accrued interest on the Company’s $150,000,000 ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014.
(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 5 to the Financial Statements.

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

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in the interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its credit facility, changes in interest rates generally do not affect the fair value of such debt, but does affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. The credit facility bears interest at the Eurodollar rate or the prime rate, which were 5.875% (three months rate) (including margin) and 8.25%, respectively, at June 30, 2007. The Company estimates that the average amount of debt outstanding under the facility for the remaining of fiscal year 2007 will be approximately $40,000,000. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $400,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate credit facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing its products. The Company is currently a full-service bundled utility customer of Southern California Edison. During 2007, the Company’s electricity costs are expected to remain consistent with 2006 levels. The Company’s electricity costs as a component of cost of goods sold for the three and six months ended June 30, 2007 and 2006, respectively, were approximately 2.2% and 2.2% for 2007 and 3.0% and 2.8% for 2006.

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

The Company currently has in place fixed-price purchase agreements for approximately 23% of its natural gas commodity requirements for the remainder of 2007, and approximately 40% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. The Company’s natural gas costs as a component of cost of goods sold for the three and six months ended June 30, 2007 and 2006, respectively, were approximately 2.2% and 2.4% for 2007 and 3.1% and 3.6% for 2006.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending June 30, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of June 30, 2007, that there were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect its internal controls over financial reporting.

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

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on April 4, 2007

Item 4.01. Change in Registered Public Accounting Firm

Completion of engagement of PricewaterhouseCoopers LLP

(2)	Form 8-K filed on May 1, 2007

Item 2.02. Results of Operations and Financial Condition

Use of Non-GAAP Financial Measures in First Quarter 2007 Financial Results disclosed in Press Release

(3)	Form 8-K filed on July 30, 2007

Item 2.02. Results of Operations and Financial Condition

Use of Non-GAAP Financial Measures in Second Quarter 2007 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2007

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