Form 10-Q
period 2007-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2007-10-25
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 25, 2007, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

(In thousands except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,472	$5,561
Trade accounts receivable, less allowance for doubtful accounts of $600 at September 30, 2007 and $700 at December 31, 2006	108,126	98,060
Inventories	378,005	296,684
Deferred income taxes	6,312	6,312
Other receivables and prepaid expenses	9,353	6,103

Total current assets	508,268	412,720
Other assets	2,169	2,433
Property, plant and equipment, net	240,911	245,441

Total assets	$751,348	$660,594

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$183,576	$86,673
Accrued interest expense	471	2,807
Accrued utilities	7,515	5,878
Income taxes payable	6,466	3,739
Uncertain tax position	1,821	—
Other accrued expenses	7,996	7,604

Total current liabilities	207,845	106,701

Other liabilities	2,942	2,806
Long-term debt	150,000	150,000
Deferred income taxes	50,969	51,241
Commitments and contingencies
Redeemable preferred stock
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	299,592	309,846

Total stockholders’ equity	339,592	349,846

Total liabilities, redeemable preferred stock and stockholders’ equity	$751,348	$660,594

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Income

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Net sales	$335,446	$382,296	$985,921	$1,049,387
Cost of sales	327,158	318,311	942,214	854,034

Gross profit	8,288	63,985	43,707	195,353
Selling, general and administrative expenses	6,930	8,191	21,856	23,343
Loss on disposition of property, plant and equipment	23	97	224	344

Income from operations	1,335	55,697	21,627	171,666
Other income (expenses):
Interest expense, net	(2,289)	(746)	(7,643)	(3,235)
Other, net	3,737	(91)	5,217	(1,675)

Income before income tax expense	2,783	54,860	19,201	166,756
Income tax expense	1,000	20,941	7,937	66,219

Net income	1,783	33,919	11,264	100,537
Preferred dividends declared and paid	—	—	—	(5,107)

Net income available to common stockholders	$1,783	$33,919	$11,264	$95,430

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$11,264	$100,537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,496	22,057
Deferred income taxes	2,257	—
Uncertain tax position	(3,395)	—
Loss on disposition of property, plant and equipment	224	344
Change in assets and liabilities:
Trade accounts receivable, net	(10,066)	(23,710)
Inventories	(81,321)	(148,211)
Other receivables and prepaid expenses	(3,250)	5,899
Accounts payable	97,889	128,803
Income taxes payable	4,093	(1,634)
Accrued interest expense	(2,336)	(2,297)
Other accrued expenses and liabilities	2,165	12,052

Net cash provided by operating activities	41,020	93,840

Cash flows from investing activities:
Additions to property, plant and equipment	(18,716)	(15,622)
Removal cost for the sale of property, plant and equipment	(210)	(263)

Net cash used in investing activities	(18,926)	(15,885)

Cash flows from financing activities:
Dividends paid	(21,183)	(79,118)

Net increase (decrease) in cash and cash equivalents	911	(1,163)
Cash and cash equivalents at beginning of period	5,561	104,294

Cash and cash equivalents at end of period	$6,472	$103,131

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$10,140	$9,292

Income taxes	$4,671	$68,390

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of California Steel Industries, Inc. as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2006. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results expected for the full year.

Certain liabilities were reclassified in prior year financial statements to conform to the current year presentation.

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

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Finished goods	$37,070	$32,893
Work in process	37,199	35,982
Raw materials	278,163	210,862
Supplies	25,573	16,947

Total	$378,005	$296,684

4. Credit Facility

In September 2005, the Company entered into a five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of September 30, 2007. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

5. Commitments and Contingencies

At September 30, 2007, the Company is committed in the form of open purchase orders, to purchase approximately $161,237,000 in steel and other goods and services, of which none are from related parties.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in other liabilities at September 30, 2007 and December 31, 2006. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

6. Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (FIN 48”) on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a decrease of approximately $335,000 to the beginning balance of retained earnings. At January 1, 2007, the Company had $5,216,000 of unrecognized income tax benefits, of which $2,687,000 would reduce the Company’s effective tax rate if recognized. At September 30, 2007, the Company had $1,821,000 of unrecognized income tax benefits, of which $2,279,000 would reduce the Company’s effective tax rate if recognized. The decrease in unrecognized income tax benefits is the result of the settlement for income tax years 2002 through 2004 with the Internal Revenue Service (“IRS”).

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The Company had approximately $1,699,000 and $2,107,000 accrued for interest at September 30, 2007 and December 31, 2006, respectively, and $580,000 accrued for penalties at September 30, 2007 and December 31, 2006.

The Company is currently under examination by the Franchise Tax Board for the years 2002 through 2004. The Company is in the tax appeal process with the IRS for some open tax issues for the years 1998 through 2001. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company believes that the California examinations and the IRS appeal will be concluded and settled within the next twelve months. Consequently, the Company expects that all of its unrecognized tax benefits will reverse in the next twelve months.

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

•

Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use the Company’s goods, including the impact of the ongoing armed conflict in Iraq and security concerns related to the continuing response of governments to the threat of terrorism and instability in certain regions of the world; and

•

Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact the Company’s reported financial results.

Results of Operations

	Tons Billed Three months ended September 30,		Tons Billed Nine months ended September 30,
	2007	2006	2007	2006
Hot Rolled	144,137	200,635	467,916	631,799
Cold Rolled	47,160	43,029	127,102	129,902
Galvanized	176,605	194,657	533,295	588,577
ERW Pipe	70,623	66,326	186,474	170,151

Total	438,525	504,647	1,314,787	1,520,429

Net sales. Net sales for the three months ended September 30, 2007 decreased $46,850,000, or 12.3%, to $335,446,000 as compared to $382,296,000 for the three months ended September 30, 2006. Year-to-date net sales decreased $63,466,000, or 6.0% to $985,921,000 for the nine months ended September 30, 2007 as compared to $1,049,387,000 for the nine months ended September 30, 3006. Billed tons decreased by 66,122 net tons, or 13.1%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Year-to-date net tons billed were lower by 205,642, or 13.5%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease in billed tons for the three and nine months ended September 30, 2007 decreased net sales by $50,237,000 and $141,793,000, respectively, compared to the three and nine months ended September 30, 2006. The average unit price is lower for the three months ended September 30, 2007, compared to the three months ended September 30, 2006 which decreased net sales approximately $14,223,000 for the three months ended September 30, 2007. The average unit price is higher for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 which increased net sales approximately $30,088,000 for the nine months ended September 30, 2007. Additionally, higher value product mix also contributed to the increased net sales by $2,596,000 and $11,567,000, respectively, to net sales for the three and nine months ended September 30, 2007, compared to the three months and nine ended September 30, 2006. As customer inventory levels remain higher than their business demands and with the average unit price higher than normal through the first semester of 2007, demand for the Company’s product was lower and thus driving down the average unit price in the third quarter of 2007. Demand for the Company’s product was higher during the first nine months of fiscal year 2006 as customers were replenishing their below average inventory levels at the lower unit price.

Gross profit. Gross profit for the three months ended September 30, 2007 decreased $55,697,000, or 87.0%, to $8,288,000 as compared to $63,985,000 for the three months ended September 30, 2006. Year-to-date gross profit decreased $151,646,000, or 77.6%, to $43,707,000 for the nine months ended September 30, 2007 compared to $195,353,000 for the nine months ended September 30, 2006. Gross profit as a percentage of net sales decreased to 2.5% for the three months ended September 30, 2007 from

16.7% for the three months ended September 30, 2006 and to 4.4% for the nine months ended September 30, 2007 from 18.6% for the nine months ended September 30, 2006. The decrease in gross profit is attributable to the decrease in sales volume and an increase in raw material consumption costs.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses for the three months ended September 30, 2007 decreased $1,261,000, or 15.4%, to $6,930,000 as compared to $8,191,000 for the three months ended September 30, 2006. Year-to-date SG&A expenses decreased $1,487,000, or 6.4% to $21,856,000 for the nine months ended September 30, 2007 compared to $23,343,000 for the nine months ended September 30, 2006. The decrease in SG&A for the three and nine months ended September 30, 2007 is attributable to a decrease in salaries related to a decrease in profit sharing expense. Profit sharing is calculated on income and as the income was lower in these periods, the SG&A expenses decreased. SG&A remained relatively constant at 2.1% of net sales for the three months ended September 30, 2007 and 2006, and 2.2% of net sales for the nine months ended September 30, 2007 and 2006.

Interest expense, net. Interest expense for the three months ended September 30, 2007 increased $1,543,000, or 206.8%, to $2,289,000 as compared to $746,000 for the three months ended September 30, 2006. Year-to-date interest expense increased $4,408,000, or 136.3%, to $7,643,000 for the nine months ended September 30, 2007 as compared to $3,235,000 for the nine months ended September 30, 2006. The increase is largely attributable to a higher average outstanding debt and lower interest income earned during the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. Interest expense is net of interest income and capitalized interest. Interest income for the three and nine months ended September 30, 2007 was $216,000 and $425,000 compared to the three and nine months ended September 30, 2006 of $1,963,000 and $5,202,000, respectively. Capitalized interest for the three and nine months ended September 30, 2007 was $21,000 and $64,000 as compared to the three and nine months ended September 30, 2006 of $10,000 and $27,000, respectively.

Other income. Other income, net for the three months ended September 30, 2007 increased $3,828,000, or 4,206.6%, to $3,737,000 as compared to an expense of $91,000 for the three months ended September 30, 2006. Year-to-date other income increased $6,892,000, or 411.5%, to $5,217,000 for the nine months ended September 30, 2007 as compared to an expense of $1,675,000 for the nine months ended September 30, 2006. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income taxes. Due to lower income before taxes of $2,783,000 for the three months ended September 30, 2007 compared to $54,860,000 for the three months ended September 30, 2006, the Company’s income tax expense decreased $19,941,000, to a tax expense of $1,000,000 for the three months ended September 30, 2007 from $20,941,000 for the three months ended September 30, 2006. Additionally, lower income before taxes of $19,201,000 for the nine months ended September 30, 2007 compared to $166,756,000 for the nine months ended September 30, 2006, resulted in a decrease in the year-to-date income tax expense of $58,282,000 to $7,937,000 for the nine months ended September 30, 2007 from $66,219,000 for the nine months ended September 30, 2006. The effective tax rate was 35.9% and 41.3% for the three and nine months ended September 30, 2007 compared to 38.2% and 39.7% for the three and nine months ended September 30, 2006, respectively. The increase in the year-to-date effective tax rate is attributable to an increase in the permanent differences as a percentage of forecasted taxable income, which is significantly lower in 2007 compared to 2006.

Net income. Net income for the three and nine months ended September 30, 2007 was $1,783,000 and $11,264,000, respectively, compared to net income of $33,919,000 and $100,537,000 for the three and nine months ended September 30, 2006.

Certain Liquidity and Capital Resources

At September 30, 2007, the Company had $6,472,000 in cash and cash equivalents and over $109,200,000 in financing available under its credit facility. During the nine months ended September 30, 2007, cash flow provided by operating activities was $41,020,000 which consisted of $11,264,000 in net income, $23,496,000 in depreciation and amortization expense, $224,000 on the loss on the disposition of property, plant and equipment, a cash flow decrease of $3,395,000 in uncertain tax position, a cash flow increase of $2,257,000 in deferred income taxes and $7,174,000 due to changes in assets and liabilities. Operating cash flow increased as a result of a $97,889,000 increase in accounts payable, a $4,093,000 increase in income tax payable and a $2,165,000 increase in other accrued expenses and liabilities. Operating cash flow decreased as a result of a $10,066,000 increase in accounts receivable, an $81,321,000 increase in inventories, a $3,250,000 increase in other receivables and prepaid expenses and a $2,336,000 decrease in accrued interest expense. Cash flows used in investing activities during the nine months ended September 30, 2007 consisted of $18,716,000 of capital expenditures and $210,000 for removal cost on the disposition of property, plant and equipment. Cash flows from financing activities during the nine months ended September 30, 2007 consisted of a dividend payment of $21,183,000 on the Company’s common stock. During the nine months ended September 30, 2007, the Company also made interest payments of $9,187,500 on its 6.125% senior notes due in 2014.

In September 2005, the Company entered into a five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of September 30, 2007. The credit facility is collateralized by account receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

The Company currently has approximately $8,930,000 in material commitments for capital expenditures expected to be completed during fiscal year 2007. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2007 is approximately $33,000,000.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and payment of dividends. The Company believes that cash generated from operations and available borrowing under its credit facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2007. The Company was in compliance with all the bank covenants at September 30, 2007.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of September 30, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,096	597	492	7	—
Purchase Obligations (1)	161,237	161,237	—	—	—
Estimated Interest Payments on Debt (2)	59,336	9,188	18,375	18,375	13,398
Uncertain Tax Position	1,821	1,821	—	—	—
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	1,215	72	145	145	853

Total	$376,505	$172,915	$19,812	$19,527	$164,251

(1)	Amounts relate to contractual commitments to purchase $146,446,000 of steel slabs and the remaining $14,791,000 relates to other assorted contractual commitments.
(2)	Amounts represent the annual accrued interest on the Company’s $150,000,000 ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014.
(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 5 to the Financial Statements.

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

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in the interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its credit facility, changes in interest rates generally do not affect the fair value of such debt, but does affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. The credit facility bears interest at the Eurodollar rate or the prime rate, which were 5.90% (three months rate) (including margin) and 7.75%, respectively, at September 30, 2007. The Company estimates that the average amount of debt outstanding under the facility for the remaining of fiscal year 2007 will be approximately $50,000,000. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $500,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate credit facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 40 megawatts to operate production equipment in manufacturing its products. The Company is currently a full-service bundled utility customer of Southern California Edison. During 2007, the Company’s electricity costs are expected to remain consistent with 2006 levels. The Company’s electricity costs as a component of cost of goods sold for the three and nine months ended September 30, 2007 and 2006, respectively, were approximately 2.6% and 2.4% for 2007 and 3.4% and 3.0% for 2006.

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

The Company currently has in place fixed-price purchase agreements for approximately 12% of its natural gas commodity requirements for 2007, and approximately 43% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. The Company’s natural gas costs as a component of cost of goods sold for the three and nine months ended September 30, 2007 and 2006, respectively, were approximately 2.0% and 2.3% for 2007 and 2.8% and 3.3% for 2006.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending September 30, 2007 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of September 30, 2007, that there were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect its internal controls over financial reporting.

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

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on July 30, 2007

Item 2.02 Results of Operations and Financial Condition

Use of Non-GAAP Financial Measures in Second Quarter 2007 Financial Results disclosed in Press Release

(1)	Form 8-K filed on October 16, 2007

Item 2.02 Results of Operations and Financial Condition

Use of Non-GAAP Financial Measures in Third Quarter 2007 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 25, 2007

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