Form 10-K
period 2007-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2008-03-25
CIK 751799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 25, 2008, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2007

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

Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. As a result, we do not have the fixed costs associated with the manufacturing of steel. Historically, raw material costs comprise approximately 70% to 75% of our cost of goods sold. In the past few years, raw materials costs have increased due to higher slab and zinc costs; hence, our raw materials costs were approximately 80% of our cost of goods sold. We believe we are one of the largest purchasers of steel slab in the world. Our purchasing power provides us with the ability to negotiate favorable terms and conditions for steel slab from low cost and high quality producers throughout the world. Generally, prices of our flat rolled steel products have experienced a correlation to the prices of steel slab. Although we remain subject to the cyclicality inherent in the steel industry, we believe this correlation, combined with our slab-based business model, has historically protected our operating margins when compared to other flat rolled steel producers.

Recent Industry Conditions

As noted in the “Industry Overview” above, the steel industry is cyclical in nature. During the majority of 2007, demand for flat rolled products was lower than typical due to overall macroeconomics factors such as housing, sub-prime loans and imports from China. Due to the International Trade Commission ruling against imported tubing from China, demand from local tubing manufacturers returned to normal levels late in the third quarter and continued throughout the remainder of 2007. The year was characterized by a transition period for service centers which started the year with high inventory levels and finished 2007 with inventory levels at historic lows. In general, during 2007, the domestic market experienced lower prices and softer demand when compared to international markets. This marketing change kept pricing in the U.S. lower than the levels sold elsewhere in the world. We were impacted by this aggressive pricing for all of 2007.

Demand for ERW pipe products, however, was robust in 2007. This is anticipated to continue through the first half of 2008, with the construction of gas and oil pipelines throughout the western United States.

Products and Customers

Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance welded (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Hot rolled coil and sheet	38.1%	40.3%	41.1%	44.8%	43.1%
Cold rolled coil and sheet	9.8%	8.7%	10.3%	10.7%	11.2%
Galvanized coil and sheet	38.1%	39.0%	37.9%	35.1%	38.0%
ERW pipe	14.0%	12.0%	10.7%	9.4%	7.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Total tons billed, excluding scrap (in thousands)	1,728	1,930	1,814	2,106	1,885

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

We have approximately 200 active customers, with no single customer accounting for more than 6% of our 2007 net sales. Our customers include service and processing centers, construction and building material companies, roofing and decking manufacturers, tubing manufacturers, oil and gas producers and distributors, aftermarket automotive manufacturers, as well as various customers in other industries.

We do not actively pursue sales in foreign markets, and we make foreign sales only when they are economically advantageous to us. In 2007, we sold approximately 7,323 tons of steel products to foreign customers, primarily in Canada, which represented less than 1% of our total 2007 tons billed.

Historically, hot rolled coil and sheet is our largest product category as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2007, we directed approximately 35.2% of our hot rolled production to outside sales, and we further processed approximately 64.8% internally for our own higher-margin, value added product needs.

Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, tubing and a variety of construction related products. In 2007, we directed approximately 21.4% of our cold rolled reduction production to outside sales, and we further processed approximately 78.6% internally for our own higher-margin, value added product needs.

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

In 2001, we completed a $265.0 million modernization program that allowed us to improve our product quality, double production volumes, and increase our percentage of high value added products to our product mix. Since the completion of our modernization program, we have continued to make selective investments designed to keep our facilities competitive or reduce operating costs. Total capital spending in 2007 was $33.1 million on various upgrades to our production facilities as well as safety and environmental improvements. During 2007, the Board approved the construction of the second reheat furnace with state-of-the-art environmental technology which will increase our capacity to produce an additional one million tons. This new reheat furnace will serve as a backup to our existing furnace and furthermore, we will be prepared for the next up turn in the market. The total cost of the project is estimated to be approximately $71.0 million and is expected to be completed in October 2009.

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

Electric Resistance Welded (ERW) Pipe Mill

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

Historically, raw material costs comprise approximately 70% to 75% of our cost of goods sold. In the past few years, raw materials costs have increased due to higher slab and zinc costs; hence, our raw materials costs were approximately 80% of our cost of goods sold. We believe we are one of the largest importers and one of the largest purchasers of slab in the world. We purchase slab from a diverse group of foreign suppliers to obtain high quality steel at competitive cost through reliable sources. Our foreign vendors are located in Brazil, Mexico, Australia, Japan, Russia, Venezuela, Netherlands and the United Kingdom.

We typically make our slab purchases on a quarterly basis. As of December 31, 2007 we were committed, in the form of open purchase orders, to purchase approximately $77.7 million in steel slabs. We negotiate slab procurement for longer periods when our purchasing power combined with market conditions provide us with the opportunity to negotiate on terms which we believe are favorable to us. However, due to high demand for slabs in international markets, slab cost in 2007 was approximately 20% higher compared to 2006.

Although we are not reliant on any one single vendor, in 2007, we purchased approximately 34% of our slab from Companhia Siderurgica de Tubarão of Brazil (“CST-Arcelor Mittal”), approximately 20% from Bluescope Steel of Australia and approximately 18% from Arcelor Mittal Steel Lazaro Cardenas of Mexico.

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

We believe that our integrated slab procurement system allows us to manage our slab inventory levels and improve tonnage levels as well as the slab quality necessary to meet our customers’ order specifications. As of December 2007, we had what we believed to be firm commitments to sell approximately 198,000 tons. Based on our average sales price at that time, the sales value was approximately $138,123,000. As of December 2006, we had what we believed to be firm commitments to sell approximately 122,000 tons. Based on our average sales price at that time, the sales value was approximately $92,663,000.

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

Competition

The steel industry is cyclical in nature and highly competitive. We compete with domestic and foreign steel producers on the basis of customer service, product quality and price. We believe that the competitive landscape within the steel industry will continue to evolve, especially as mergers and acquisitions continue worldwide. We believe that because of our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships, we are well positioned to meet competitive threats. However, some of our competitors are larger and may have substantially greater capital resources, more modern technology and lower production costs than us, as well as, excess production capacity in some products which could exert downward pressure on prices for some of our products in the future.

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

U.S. Competition

High transportation costs have historically deterred mid-western and eastern steel producers from accessing the western United States market. This condition changed in 2007 as the mid-western producers elected to produce at 87%-89% of their rated capacity in a market that could not absorb this high level of production. They maintained this high level of production by exporting product and shipping into the western United States. This marketing change kept pricing in the U.S. lower than the levels sold elsewhere in the world. We were impacted by this aggressive pricing for all of 2007. With the cyclical nature of the business, we were already seeing a lessening of the impact of material from the mid-western mills in 2008 as demand for their product has returned to levels that do not require them to ship into the western U.S. to maintain their production volume levels. However, a change in the competition from these mills at any significant level could negatively impact sales tonnage and average sales prices.

In hot rolled products, our principal domestic competition comes from a number of producers located in the Midwestern United States; however, this is cyclical in nature, based on economic conditions in the mid-western markets. Some hot rolled products are produced by Evraz Oregon Steel Mills, located in Portland, Oregon, although Evraz Oregon Steel Mills typically ships to customers located in the northwestern United States. USS-POSCO Industries (UPI), located in Pittsburg, California is our principal competitor in galvanized and cold rolled products. We also compete in the galvanized market with Steelscape, Inc., which operates facilities located in Kalama, Washington and Rancho Cucamonga, California. We face increasing competition from producers of materials such as aluminum, composites, plastics and concrete that compete with steel in many markets.

Foreign Competition

Historically, foreign steel producers have competed in the western United States in all of our product categories. Although imported steel has relatively long lead times to reach the western United States markets, economic and currency dislocations in foreign markets may encourage importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies. Imported steel, in particular galvanized steel from China, negatively impacted the price levels sold during 2007. With the change in the Chinese government’s approach to restricting the steel products they export, we think the impact of their exports will not have a dramatic effect, as seen previously. Import steel shipped into the western United States will always be an important factor as the production levels for steel in the western U.S. do not meet the demand requirements. Imported steel has a negative impact when volume levels surge or when product is sold substantially lower than the market price. We are seeing a more normal volume and pricing of imported steel during 2008.

Employee Relations

At December 31, 2007, we had 933 full-time employees. We believe we have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and hazardous materials handling and waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $1.4 million in 2005, $1.3 million in 2006 and $1.3 million in 2007. We plan to spend approximately $1.5 million in 2008.

In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control (“DTSC”). This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation was estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other liabilities in 2007 and 2006 consolidated financial statements. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions with the DTSC have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. In addition to the risks and uncertainties referenced in this Annual Report on Form 10-K, these risk factors include, but are not limited to:

•	Fluctuations in raw materials and freight prices as a result of changes in industry dynamics, increased oil prices and global steel consumption;

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

•

Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing armed conflict in Iraq and security concerns related to the continuing response of governments to the threat of terrorism and instability in certain regions of the world; and

•

Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact the Company’s reported financial results.

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

The selected consolidated financial information presented below as of and for the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003, has been derived from the Company’s audited consolidated financial statements. The consolidated balance sheets as of December 31, 2007 and 2006 and the consolidated statements of operations for the years ended December 31, 2007, 2006, and 2005 are contained elsewhere in this Form 10-K. The following selected consolidated financial information is qualified by reference to, and should be read in conjunction with the historical consolidated financial statements, including notes accompanying them and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,282,967	$1,358,762	$1,234,386	$1,256,992	$770,787
Cost of sales	1,252,496	1,142,845	1,120,268	1,020,316	727,166
Gross profit	30,471	215,917	114,118	236,676	43,621
Selling, general and administrative expenses	28,478	29,796	27,669	29,179	24,997
Loss (gain) on disposition of property, plant and equipment	1,005	1,293	(2,071)	546	114
Income from operations	988	184,828	88,520	206,951	18,510
Interest expense, net	(10,528)	(5,156)	(11,299)	(10,660)	(13,730)
(Loss) income before income tax expense	(4,270)	179,521	80,529	184,743	6,815
Net (loss) income	$(906)	$108,985	$43,365	$109,335	$4,544

Other Data:
Operating margin	0.1%	13.6%	7.2%	16.5%	2.4%
Cash flows provided by (used in) operating activities	$37,281	$14,487	$170,633	$(355)	$78,254
Cash flows used in investing activities	(34,529)	(34,102)	(6,660)	(19,685)	(14,620)
Cash flows provided by (used in) financing activities	5,317	(79,118)	(60,480)	(21,806)	(23,878)
Capital expenditures	33,065	33,163	43,020	22,953	16,484
Common share cash dividend declared and paid (1)	21,183	74,011	13,370	3,516	1,970
Total tons billed, excluding scrap (in thousands)	1,728	1,930	1,814	2,106	1,885
Number of employees at end of period	933	931	938	944	921
Man hours per ton produced	1.15	1.09	1.13	1.00	1.04

EBITDA, as adjusted (2)
Net income	$(906)	$108,985	$43,365	$109,335	$4,544
Income tax (benefit) expense	(3,364)	70,536	37,164	75,408	2,271
Interest expense, net	10,528	5,156	11,299	10,660	13,730
Depreciation	31,270	29,143	26,972	26,440	28,049
Unamortized deferred cost	—	—	—	2,155	—
EBITDA, as adjusted	$37,528	$213,820	$118,800	$223,998	$48,594
EBITDA, as adjusted, margin (3)	2.9%	15.7%	9.6%	17.8%	6.3%

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,630	$5,561	$104,294	$801	$42,647
Property, plant and equipment, net	247,064	245,441	241,774	229,732	233,612
Total assets	623,418	660,594	654,801	637,869	507,345
Total long-term debt including current portion and notes payable to banks	176,500	150,000	150,000	154,000	150,000
Redeemable preferred stock	—	—	30,000	30,000	30,000
Total stockholders’ equity	327,422	349,846	289,979	303,094	210,820

(1)	Common share cash dividends are distributed to the holders of the shares of common stock of the Company at the time the dividends are declared. See Item 12 – Security Ownership of Certain Beneficial Owners and Management.
(2)	EBITDA is defined as net income, plus income taxes, net interest expense and depreciation and amortization. In the Company’s presentation of EBITDA, as adjusted, we also included non-cash unamortized deferred cost of $2,155,000 on 8.5% senior notes redeemed in 2004. EBITDA, as adjusted, is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings (loss) as indicative of operating performance. EBITDA, as adjusted, is included because management believes that investors find it a useful tool for measuring the Company’s ability to service its debt.

EBITDA, as adjusted, is reconciled to cash flows provided by operating activities, the most comparable measure under generally accepted accounting principles as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net cash provided by (used in):
Operating activities	$37,281	$14,487	$170,633	$(355)	$78,254
Interest expense, net	10,528	5,156	11,299	10,660	13,730
Provision for income taxes	(3,364)	70,536	37,164	75,408	2,271
Changes in other operating assets and liabilities	1,555	121,125	(106,837)	149,167	(40,106)
Redemption premium on 2009 bonds	—	—	—	(6,870)	—
Deferred income taxes	(7,113)	4,162	4,989	30	(6,780)
Other, net	(1,359)	(1,646)	1,552	(4,042)	1,225

EBITDA, as adjusted	$37,528	$213,820	$118,800	$223,998	$48,594

(3)	EBITDA, as adjusted, margin represents EBITDA, as adjusted, per (2) above divided by net sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cost of goods sold consists primarily of raw materials, labor, natural gas, electricity and depreciation. Raw material costs have historically comprised approximately 70% to 75% of the Company’s cost of goods sold. In 2007, the Company’s raw material costs continued to remain above its historical average at approximately 80% of its costs of goods sold as a result of higher slab and zinc costs. The Company’s slab consumption unit cost in 2007 was 20% higher than 2006 and 13% higher than 2005.

The Company generally purchases steel slab in boatload quantities. Imported slab arrives on chartered vessels in the Port of Los Angeles and is transported by rail to its Fontana facility. The Company generally purchases steel slab on open negotiated payment terms. Steel slab consumption costs include the FOB value of steel slab, quality extras, ocean transportation, rail freight, duties, unloading, insurance and handling costs. Historically, the Company has negotiated slab FOB prices quarterly and other rates through contracts of varying lengths. The Company’s purchasing power and management’s extensive knowledge of the worldwide slab market continues to provide the Company with the opportunity to negotiate with slab suppliers on terms that management believes are favorable. However, due to high demand for slabs in international markets, slab cost in 2007 was approximately 20% higher compared to 2006. Management will continue to actively manage slab procurement to minimize costs and may opportunistically purchase slab in the future.

The Company uses zinc in the production of its galvanized products. The Company currently purchases zinc from various suppliers. Zinc is purchased on a monthly basis with both fixed price and floating price contracts and is priced using a formula tied to the London Metals Exchange zinc index plus negotiated delivery premiums. As zinc prices have been at historically high levels, the Company did not lock in pricing for any of its zinc requirements for 2008.

The Company’s daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing its product. The Company is currently a full-service bundled utility customer of Southern California Edison. During 2008, the Company’s electricity costs are not expected to change materially from 2007 levels. In 2007, the Company’s electricity costs accounted for approximately 2.2% of its cost of goods sold compared to approximately 2.8% in 2006.

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

The Company currently has in place fixed price purchase agreements for approximately 20% of its natural gas commodity requirements for 2008, and approximately 19% of basis. Management continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when deemed appropriate or when opportunities present themselves. In 2007, the Company’s natural gas costs accounted for approximately 2.2% of its cost of goods sold compared to approximately 3.1% in 2006.

Selling, general and administrative expenses consist primarily of sales and labor, and various administrative expenses. In 2007, labor costs comprised approximately 50% of the Company’s total selling, general and administrative expenses compared to 55% in 2006.

Results of Operations

The steel industry is cyclical in nature. During the majority of 2007 demand for flat rolled products was lower than typical due to overall macroeconomics factors such as housing, sub-prime loans and imports from China. Due to the International Trade Commission ruling against imported tubing from China, demand from local tubing manufacturers returned to normal levels late in the third quarter and continued throughout the remainder of 2007. The year was characterized by a transition period for service centers which started the year with high inventory levels and finished 2007 with inventory levels at historic lows. In general, during 2007, the domestic market experienced lower prices and softer demand when compared to international markets. This marketing change kept pricing in the U.S. lower than the levels sold elsewhere in the world. We were impacted by this aggressive pricing for all of 2007.

Demand for ERW pipe products, however, was robust in 2007. This is anticipated to continue through the first half of 2008, with the construction of gas and oil pipelines throughout the western United States.

Volumes sold by product line are as follows:

	Tons Billed Year Ended December 31,
	2007	2006	2005
Hot rolled	658,389	778,661	744,926
Cold rolled	170,316	167,681	186,758
Galvanized	657,774	752,248	688,315
ERW pipe	241,451	231,588	194,032

Total (excluding scrap)	1,727,930	1,930,178	1,814,031

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales. Net sales were $1,282,967,000 for the year ended December 31, 2007, a decrease of $75,795,000, or 5.6%, compared to net sales of $1,358,762,000 for the same period in 2006. The Company sold 1,727,930 net tons in 2007, a decrease of 202,248 net tons, or 10.5%, when compared to 1,930,178 net tons sold in 2006. The decrease in billed tons decreased the Company’s net sales by $142,517,000. The average sales price in 2007 is higher by more than $9 per ton compared to the average sales price in 2006, which increased net sales approximately $17,753,000. Additionally, higher value product mix in 2007 also contributed to an increase in net sales by $289,000 compared to 2006.

Gross profit. Gross profit decreased $185,446,000 to $30,471,000 for the year ended December 31, 2007 compared to gross profit of $215,917,000 in 2006. Gross profit as a percentage of net sales also decreased to 2.4% in 2007 from 15.9% in 2006. The decrease in gross profit is attributable to the decrease in sales volume and an increase in raw material consumption costs which increased 7.7% compared to 2006.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $28,478,000 for the year ended December 31, 2007, a decrease of $1,318,000 compared to SG&A expenses of $29,796,000 in 2006. The decrease is attributable to a decrease in profit sharing expense. Profit sharing is calculated on income and as income was lower in 2007, the SG&A expenses decreased. SG&A remained constant at 2.2% of net sales for 2007 and 2006, respectively.

Net interest expense. Net interest expense was $10,528,000 for the year ended December 31, 2007, an increase of $5,372,000 compared to net interest expenses of $5,156,000 in 2006. The increase in net interest expense is largely attributable to a higher average outstanding debt and lower interest income earned during 2007 compared to 2006. Interest expense is net of interest income and capitalized interest. Interest income for the year ended December 31, 2007 and 2006 was $502,000 and $5,316,000, respectively. Capitalized interest for the year ended December 31, 2007 and 2006 was $86,000 and $46,000, respectively.

Other income. Other income, net was $5,270,000 for the year ended December 31, 2007, an increase of $5,421,000 compared to an expense of $151,000 in 2006. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax (benefit) expense. Income tax benefit was $3,364,000 for the year ended December 31, 2007, a decrease of $73,900,000 compared to income tax expense of $70,536,000 in 2006. This decrease is attributable to the decrease of pretax income from last year. The effective tax rate benefit of 2007 was 78.8% compared to an effective tax rate of 39.3% in 2006. The increase in effective tax rate was attributable to the change in unrecognized tax benefits due to settlements, a decrease in tax positions of prior years and due to lower taxable income, which is adjusted by permanent differences which remained constant.

Net (loss) income. Net loss was $906,000 for the year ended December 31, 2007 compared to net income of $108,985,000 in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales. Net sales were $1,358,762,000 for the year ended December 31, 2006, an increase of $124,376,000, or 10.1%, compared to net sales of $1,234,386,000 in 2005. The Company’s average sales price increased by more than $23 per ton increasing net sales approximately $33,548,000 while an increase in volume added approximately $80,741,000 to net sales. The Company sold 1,930,178 net tons in 2006, an increase of 116,147 net tons, when compared to 1,814,031 net tons in 2005. This increase is attributable to an increase in demand for the Company’s products as a result of market conditions. The change in product mix increased the Company’s net sales approximately $11,371,000 compared to prior year.

Gross profit. Gross profit increased $101,799,000 to $215,917,000 for the year ended December 31, 2006 compared to gross profit of $114,118,000 in 2005. Gross profit as a percentage of net sales also increased to 15.9% in 2006 from 9.2% in 2005. The main reason for the increase in the Company’s gross profit was the result of increase sales volume at a higher average sales price per ton and lower average slab costs in 2006 compared to 2005. The higher zinc consumption cost per ton partially offset the increase in gross profit attributable to in the increase in sales volume at a higher average sales price per ton as well as the lower average slab costs in 2006.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $29,796,000 for the year ended December 31, 2006, an increase of $2,127,000 compared to SG&A expenses of $27,669,000 in 2005. The increase is primarily due to salaries and wages, including profit sharing. However, the Company’s SG&A remained constant at 2.2% of net sales for 2006 and 2005, respectively.

Gain (loss) on disposition of property, plant and equipment (PP&E). For the year ended December 31, 2006, the Company suffered a net loss of $1,293,000 on the disposition of PP&E compared to a net gain of $2,071,000 in 2005. This change was mainly attributable to the gain on the sale of surplus land of $3,600,000 sold in 2005. There was no such gain in 2006.

Net interest expense. Net interest expense was $5,156,000 for the year ended December 31, 2006, a decrease of $6,143,000 compared to net interest expense of $11,299,000 in 2005. The decrease in net interest expense is attributable to an increase in interest income of $4,151,000 over 2005. The increase in interest income is due to the higher cash balance maintained during the year. Interest expense is net of interest income and capitalized interest. Interest income for the year ended December 31, 2006 and 2005 was $5,316,000 and $1,165,000, respectively. Capitalized interest for the year ended December 31, 2006 and 2005 was $46,000 and $106,000, respectively.

Other income. Other expense was $151,000 for the year ended December 31, 2006, a decrease of $3,459,000 compared to other income of $3,308,000 in 2005. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense. Income tax expense was $70,536,000 for the year ended December 31, 2006, an increase of $33,372,000 compared to income tax expense of $37,164,000 in 2005. This increase is attributable to the increase of pretax income from last year. The effective tax rate of 2006 was 39.3% compared to an effective tax rate of 46.1% in 2005. The decrease in effective tax rate was attributable to foreign tax credits and an increase in state tax deductions.

Net income. Net income was $108,985,000 for the year ended December 31, 2006 compared to net income of $43,365,000 in 2005.

Liquidity and Capital Resources

At December 31, 2007, the Company had $13,630,000 in cash and cash equivalents and over $82,700,000 in financing available under its revolving credit facility. During the year, cash flow from operations provided $37,281,000, which consisted of a $906,000 in net loss, $31,624,000 in depreciation and amortization expense, $1,005,000 on the loss on the disposition of property, plant and equipment, a cash flow increase of $7,113,000 in deferred income taxes and a net cash flow decrease of $1,555,000 due to changes in assets and liabilities. Operating cash flow increased as a result of a $30,695,000 decrease in accounts receivable, a $24,735,000 decrease in inventories, a $31,000 increase in accrued interest expense and a $1,590,000 increase in uncertain tax position. Operating cash flow decreased as a result of a $102,000 increase in other receivables and prepaid expenses, a $34,737,000 decrease in accounts payable, an $18,234,000 decrease in income tax payable and a $5,533,000 decrease in other accrued expenses and liabilities. Cash flow from investing activities consisted of $33,065,000 in capital expenditures, $834,000 for removal cost on the disposition of property, plant and equipment and $630,000 in additions to intangible assets. Cash flow from financing activities consisted of $26,500,000 net borrowings under the revolver and a dividend payment of $21,183,000 on the Company’s common stock. In 2007, the Company also paid $9,187,500, representing payment of interest on its 6.125% senior notes due in 2014.

The Company is currently in negotiation to obtain an unsecured five-year Term Loan for $40,000,000 to finance the construction of the second reheat furnace.

In September 2005, the Company entered into a five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. As of December 31, 2007, outstanding borrowings were $26,500,000 under this facility. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, the Company issued an aggregate of $150,000,000 of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, the Company retired its 8.50% senior notes due in 2009. Interest on its 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of the Company’s subordinated indebtedness and equal in right of payment to all of its existing and future indebtedness that is not by its terms subordinated to the notes. The Company may redeem the notes at any time after March 15, 2009. The indenture governing the notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of its assets and the assets of certain subsidiaries on a consolidated basis. The Company was in compliance with all covenants and restrictions at December 31, 2007 and 2006.

The Company currently has approximately $33,280,000 in material commitments for capital expenditures expected to be completed during fiscal 2008. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2008 is approximately $51,076,000 of which $31,076,000 relates to the second reheat furnace project and will be financed by the term loan.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. The Company believes that cash generated from operations and available borrowings under its bank facility will be sufficient to meet its liquidity requirements for fiscal 2008.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligation and commitments as of December 31, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,602	1,183	415	4	—
Purchase Obligations (1)	120,837	120,837	—	—	—
Estimated Interest Payments on Debt (2)	57,039	9,188	18,375	18,375	11,101
Other	1,590	1,590	—	—	—
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	1,197	72	145	145	835

Total	$334,065	$132,870	$19,735	$19,524	$161,936

(1)	Amounts relate to contractual commitments to purchase $77,700,000 of steel slabs, $33,280,000 for capital expenditures and the remaining $9,857,000 in assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on the Company’s $150,000,000 ten year 6.125% senior unsecured notes, which are due and payable in March 2014.
(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Item 1 – Environmental Matters.

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

Inventory Reserve: Inventory is stated at the lower of cost or market. The Company routinely evaluates the carrying value of inventories and makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include change in demand, cost trends, product pricing and quality issues.

Environmental Reserve: The Company has engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which was accrued in 2002 and is included in other liabilities in the 2007 and 2006 financial statements. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of the Company’s plan; however, preliminary discussions with DTSC have not indicated the need for any significant changes to the remediation plan or to the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

Revenue Recognition: The Company recognizes revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery when title and risk of loss are transferred to the customer. In certain cases, at the customer’s request, the Company will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under Staff Accounting Bulletin (SAB) No. 104 have been met.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” (“FIN 48”). FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes,” and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Accordingly on January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of adoption, deferred tax liabilities decreased $2,529,000, there was a reclass from accounts payable and income tax payable of

$2,352,000, the liability for unrecognized tax benefits increased $5,216,000, and the beginning retained earnings decreased $335,000.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of fiscal year 2008, beginning January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2009, beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its consolidated results of operation and financial position or cash flows, but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2009, beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its consolidated results of operation and financial position or cash flows, but does not expect it to have a material impact.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its 6.125% senior notes and its $110,000,000 floating interest rate bank facility. The Company does not currently use interest rate swaps or other types of derivative financial instruments. The carrying value of the floating rate bank facility approximates fair value as the interest rate is variable and resets frequently. The bank facility bears interest at the Eurodollar rate or the prime rate, which was approximately 5.625% (one month rate) (including margin) and 7.25%, respectively, at December 31, 2007. The Company estimates that the average amount of debt outstanding under the facility for fiscal year 2008 will be approximately $53,000,000. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $530,000 for the year.

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its bank facility, changes in interest rates generally do not affect the fair value of such debt, but do affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the carrying amount of the 6.125% senior notes approximates fair value. The fair value of the Company’s senior notes at December 31, 2007 was approximately $134,250,000. The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate bank facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing its products. The Company is currently a full-service bundled utility customer of Southern California Edison. During 2008, the Company’s electricity costs are not expected to change materially from 2007 levels. In 2007, its electricity costs accounted for approximately 2.2% of its cost of goods sold compared to approximately 2.8% in 2006.

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

The Company currently has in place fixed price purchase agreements for approximately 20% of its natural gas commodity requirements for 2008, and approximately 19% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. In 2007, its natural gas costs accounted for approximately 2.2% of its cost of goods sold compared to approximately 3.1% in 2006.

Item 8.	Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements required to be filed hereunder are set forth on pages F-1 through F-26.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2007.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, the Company’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the Company’s Directors and executive officers as of December 31, 2007. Directors are elected to terms of one year. All Directors hold their positions until their term expires and until their respective successor is elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their term expires and their successor is duly chosen and qualified.

Name	Age	Position
Vicente Wright	55	Chairman of the Board of Directors

Ichiro Okamatsu	51	Director

James Pessoa	52	Director

Hiroshi Adachi	52	Director

Masakazu Kurushima	59	President and Chief Executive Officer

Ricardo Bernardes	44	Executive Vice President and Chief Financial Officer

Toshiyuki Tamai	56	Executive Vice President, Operations

James Wilson	58	Vice President, Commercial

Brett Guge	53	Vice President, Administration and Corporate Security

Vicente Wright has served as Chairman of the Board of Directors since July 1, 2004. In January 2007, he returned to Rio de Janeiro, Brazil to assume his new responsibilities Managing Director for the Iron and Pellets Sales for the Americas and Commercial Administration Department of Vale (Companhia Vale do Rio Doce). From October 2004 to December 2006, he held the position of Managing Director of Rio Doce America, a subsidiary of Vale in New York, USA. Mr. Wright was named President and Chief Executive Officer of the California Steel Industries in February 2003 after serving as its Executive Vice President, Finance, from February 1998 to February 2003. Mr. Wright was the Steel Division General Manager from 1992 to 1998 and Iron Ore Sales General Manager from 1991 to 1992 of Vale. From 1987 to 1988, he served as Iron Ore Sales General Manager for Rio Doce Asia Ltd., a subsidiary of Vale in Tokyo, Japan. In 1986 and 1987, he was the assistant to the President of California Steel Industries in charge of slab procurement and all of its related logistics. From 1978 to 1986, he served as Purchasing Executive and Slab Marketing Manager at Companhia Siderurgica de Tubarão (“CST”). Mr. Wright was a member of the Board of Directors of Companhia Siderurgica Nacional (“CSN”), the largest steel company in Brazil, from 1993 to 1997; Acominas, a Brazilian steel mill, from 1994 to 1998; Siderar, an Argentine steel mill, from 1994 to 1997; Chairman of Nova Era Silicon, a Brazilian ferro-silicon company mill, from 1994 to 1997; and SEAS from 1994 to 1998. He graduated from Marquette University, Milwaukee, Wisconsin with a Bachelor’s Degree in Business Administration.

Ichiro Okamatsu has served as a Director since April 2007. He has been employed by Kawasaki Steel Corporation since 1980, and he has held a number of positions at Kawasaki Steel Corporation and JFE Steel Corporation with a primary focus on sales. He was stationed in Dusseldorf, Germany, as Manager, and in Hong Kong, China, as General Manager. He is currently Chief General Manager, Overseas Business Planning Section, Corporate Planning Department, JFE Steel Corporation. He graduated from Keio University with a Bachelor’s Degree in Economics.

James Pessoa has served as a Director since 2005. He has been employed by Vale (Companhia Vale do Rio Doce) since May 2004 where he served as a General Manager in the Development Department and was promoted to the Director of the Steel Development and Holdings Department in April 2005. Mr. Pessoa is also President and Chief Executive Officer of VSE – Vale Soluções em Energia SA, a joint-venture between Vale and BNDES in Brazil, formed to develop technology and equipment for power generation on a large scale. Mr. Pessoa is Vice-President of CSV- Companhia Siderúrgica de Vitória, a joint-venture between Vale and Boasteel, formed to implement a new steel plant in Brazil. Additionally, he is a Board Member at Usiminas and at Thyssen Krupp CSA. During 28 years of work in the steel sector, Mr. Pessoa has held management and executive positions at several important Brazilian and foreign companies, specializing in planning, installation, commissioning and management of steel plants, having also worked for steel equipment suppliers like Morgan Construction Co, Worcester, Mass, USA. and SMS Schloemann Siemag AG, Düsseldorf, Germany. Born in Brazil, he graduated in 1980 from Catholic University in Rio de Janeiro, with BsC and MsC degrees in Mechanical Engineering.

Hiroshi Adachi has served as a Director since April 2007. He is currently President of JFE Steel America, Inc. since April 2007. From 1980 to 2006, Mr. Adachi has held various management positions at NKK Corporation, NKK America and JFE Steel Corporation with a primary focus on sales. From 1990 to 1994, he was stationed in Los Angeles, California, as

Manager. He graduated from Tokyo University in 1980 with a Bachelor’s Degree in Economics and from John Molson School of Business, Concordia University in Montreal, Canada with a Master’s Degree in Business Administration in 1986.

Masakazu Kurushima joined the Company in July 2004 as President and Chief Executive Officer. Mr. Kurushima came to the Company from JFE Steel America, Inc. (formerly Kawasaki Steel America) where he served as President. Prior to his appointment to JFE Steel America, Mr. Kurushima was Staff General Manager of the Export Department of Kawasaki Steel Corporation, Tokyo. He joined Kawasaki Steel Corporation in 1972 after graduating from Waseda University, Japan, with a degree in Economics.

Ricardo Bernardes joined the Company in September 2003 as Executive Vice President and Chief Financial Officer. Mr. Bernardes held various financial and executive positions in Brazil with RBS Group from November 1995 to July 2003, including the positions of Executive Director of Business Development, CFO Media, Broadcasting Finance Director and Telecommunications Director. He is familiar with the steel industry from his work on various projects as a senior consultant for Booz Allen & Hamilton in Latin America and from his work experience with the Gerdau Group. Mr. Bernardes holds a Master of Business Administration Degree from the University of California, Los Angeles.

Toshiyuki Tamai has served as Executive Vice President, Operations since July 2001. He has been with the Company since 1995, previously holding positions as Manager, Hot Strip Rolling and Finishing Operations and General Manager, Hot Rolling and Tubular Products. He joined Kawasaki Steel Corporation in 1973 where he served as Manager at the No. 2 Hot Strip Mill at Chiba Works. Prior to joining California Steel Industries, he worked as Senior Staff Engineer at AK Steel, Middletown, Ohio. Mr. Tamai graduated from Kyoto University with a Bachelor’s Degree in Mechanical Engineering.

James Wilson has served as Vice President, Commercial since June 2004, prior to which he served as Vice President, Sales since November 2000. He has been employed by California Steel Industries since 1984, holding the positions of Manager, Galvanized Products and Manager, Cold Rolled Products. Prior to joining California Steel Industries, he worked in various segments of the metals industry, including J.T. Ryerson & Sons, a service center, and in manufacturing. He graduated from the University of California, Berkeley, with a Bachelor of Science Degree in Industrial Engineering.

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

Board Committees

The Company’s Board of Directors has a Compensation Committee and an Operations and Finance Committee.

The Compensation Committee is comprised of four members: Mr. Ichiro Okamatsu, Director, and Mr. Kazuo Fujisawa, both of JFE Steel Corporation, and Mr. James Pessoa, Director, and Mr. Renato Cantanhede, both of Vale (Companhia Vale do Rio Doce). The Compensation Committee met once during 2007. The Compensation Committee reviews compensation packages for the Company’s officers and prepares the executive compensation proposal to the Board.

The Operations and Finance Committee is comprised of four members including Director Mr. Hiroshi Adachi and Mr. Hiroyuki Tezuka, both of JFE Steel Corporation, and Chairman of the Board, Mr. Vicente Wright and Mr. Marcelo Tertuliano, both of Vale (Companhia Vale do Rio Doce). This committee met twice during 2007. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing the Company’s operating results and performance.

There is no separate Audit Committee as audit related decisions are made by the entire Board of Directors. The Board of Directors does not contain an audit committee financial expert as such term is defined in Item 401(h)(2) of Regulation S-K as the Board has determined that such an expert is not necessary to properly carry out its oversight responsibilities.

Code of Ethics

The Company has adopted a written code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the current Code of Ethics is attached to our Annual Statement on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

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

Elements of Executive Compensation

The executive compensation system is designed to achieve the objectives of the Company and reward Executive Officer performance in three ways:

•

Base Salary – The Company seeks to provide a base salary to each of the Executive Officers which is competitive and will retain executives and thus provide stability and continuity within senior management. Base salary is benchmarked from time to time within the steel industry and other manufacturing sectors and is subject to adjustment on an annual basis in the form of cost of living adjustment applicable to all Executive Officers and/or individual changes. All Executive Officers were given a 3.0% increase in base salary in 2007.

•

Employee Profit Sharing Plan – The Executive Officers are eligible to receive profit sharing bonuses twice a year along with all other employees of the Company pursuant to the Company profit sharing plan. The purpose of this plan is to provide an incentive for all employees, including the Executive Officers, to contribute to the success of the Company and to maximize corporate profitability. The Company profit sharing plan awards bonuses to all employees based on a pool amount equal to 8% of the Company’s income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments. The basis for determining the profit sharing pool is subject to review and approval of the Company’s Board of Directors. The employee’s share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons others than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award.

•	Executive Incentive Plan – The Executive Plan for the Executive Officers is made up of two components:

(i) Executive Profit Sharing – There is a separate profit sharing plan for the Executive Officers which provides an additional reward and incentive to the Executive Officers for maximizing corporate profitability. The profit sharing component of the Executive Incentive Plan is based on a pool amount equal to 0.5% of the Company’s income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments. The Executive Officers participate in the pool based on a fixed percentage for each executive position, subject to a maximum bonus cap. The percentage allocation of each executive and the basis for determining the executive profit sharing pool is subject to review and approval of the Company’s Board of Directors.

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

Participants may authorize the Company to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $15,500 for 2007 and $5,000 as a catch-up contribution for those participants who are 50 years old or older at December 31, 2007. The 401(k) Plan provides for the Company’s discretionary matching and profit sharing contributions. The Company currently matches 100% of the participant’s deferral equal to 4% of his or her compensation and an additional 50% of deferrals equal to the next 2% of the participant’s compensation under the 401(k) Plan each year. Deferrals made with respect to the Employee Profit-Sharing Plan are not subject to matching contributions. Each plan year the Company may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if the Company makes it, is allocated to each participant’s account based on the participant’s compensation (as defined under the Plan) for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

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

Summary Compensation Table

The following summary compensation table sets forth information regarding compensation earned in the fiscal years ended December 31, 2007, 2006 and 2005 by the Company’s Principal Executive Officer, Principal Financial Officer and each of its other three most highly compensated executive officers.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation					Change in Pension Value and Non- Qualified Deferred Compensation Earnings		All Other Compensation (2)	Total
		Salary	Bonus		Stock and Option Awards	Incentive Compensation (1)
Masakazu Kurushima President and Chief Executive Officer	2007 2006 2005	$390,544 379,169 368,125	$	— — —	n/a n/a n/a	$223,592 292,343 86,807	$	— — —	$89,490 30,049 25,201	$703,626 701,561 480,133

Ricardo Bernardes Executive Vice President and Chief Financial Officer	2007 2006 2005	251,962 244,623 237,498		— — —	n/a n/a n/a	142,592 155,947 110,040		— — —	78,780 75,725 64,758	473,334 476,295 412,296

Toshiyuki Tamai Executive Vice President, Operations	2007 2006 2005	251,962 244,623 237,498		— — —	n/a n/a n/a	154,592 155,329 104,533		— — —	78,677 27,504 77,960	485,231 427,456 419,991

James Wilson Vice President, Commercial	2007 2006 2005	231,839 225,086 218,530		— — —	n/a n/a n/a	167,592 149,079 101,793		180,714 126,612 —	34,664 34,632 31,033	614,809 535,409 351,356

Brett Guge Vice President, Administration & Corporate Secretary	2007 2006 2005	231,839 225,086 218,530		— — —	n/a n/a n/a	132,592 135,947 96,726		82,572 53,202 —	29,453 25,661 26,010	476,456 439,896 341,266

(1)	Incentive compensation is composed of participation by the Executive Officers in the Employee Profit Sharing Plan and the Executive Incentive Plan. The breakdown for each Executive between the two plans for fiscal years 2007 and 2006 is as follows:

Name	Year	Employee Profit Sharing Plan	Executive Incentive Plan	Total Incentive Compensation
Masakazu Kurushima	2007 2006	$1,592 18,551	$222,000 273,792	$223,592 292,343

Ricardo Bernardes	2007 2006	1,592 18,551	141,000 137,396	142,592 155,947

Toshiyuki Tamai	2007 2006	1,592 18,551	153,000 136,778	154,592 155,329

James Wilson	2007 2006	1,592 18,551	166,000 130,528	167,592 149,079

Brett Guge	2007 2006	1,592 18,551	131,000 117,396	132,592 135,947

(2)	See “Summary Compensation Table – All Other Compensation” below for details of all other compensation.

Summary Compensation Table -

All Other Compensation

Name	Year	Perquisites		Tax Reimbursement	Insurance Premiums		Company Contributions to Defined Contribution Plan (1)		Total of All Other Compensation
Masakazu Kurushima	2007 2006 2005	$65,453 20,349 16,192	(2) (3) (4)	$24,037 9,700 9,009	$	— — —	$	— — —	$89,490 30,049 25,201

Ricardo Bernardes	2007 2006 2005	49,030 45,276 35,840	(5) (6) (7)	18,750 19,957 19,942		— — —		11,000 10,492 8,976	78,780 75,725 64,758

Toshiyuki Tamai	2007 2006 2005	57,035 14,966 52,047	(8) (9) (10)	21,642 6,234 15,745		— — —		— 6,304 10,168	78,677 27,504 77,960

James Wilson	2007 2006 2005	16,992 18,108 14,952	(11) (11) (11)	5,982 5,982 5,982		— — —		11,690 10,542 10,099	34,664 34,632 31,033

Brett Guge	2007 2006 2005	12,363 9,812 10,231	(11) (11) (11)	5,944 5,460 5,693		— — —		11,146 10,389 10,086	29,453 25,661 26,010

(1)	Represents matching contributions made to the executive’s account in the Company’s 401(k) plan.
(2)	Represents $10,250 in car allowance and $55,203 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(3)	Represents $10,250 in car allowance and $10,099 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(4)	Represents $10,250 in car allowance and $5,942 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(5)	Represents $9,750 in car allowance and $39,280 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(6)	Represents $9,750 in car allowance and $35,526 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(7)	Represents $10,250 in car allowance and $25,590 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(8)	Represents $11,250 in car allowance and $45,785 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(9)	Represents $10,603 in car allowance and $4,363 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(10)	Represents $10,250 in car allowance and $41,797 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(11)	Represents car allowance and other fringe benefits.

Pension Benefits

The following table sets forth the pension benefits payable to the named executive officers for the year ended December 31, 2007. The benefits mentioned below are calculated under the plan as described below.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefits	Payment During Last Fiscal Year
James Wilson	SERP	5	$545,637	$—
Brett Guge	SERP	8	297,603	—

Supplemental Executive Retirement Plans and Separation Agreement

On January 16, 2003, the Company entered into a Supplemental Executive Retirement Plan with James L. Wilson, Vice President, Commercial, who has been employed with the Company since 1984, intended to induce Mr. Wilson to remain in the Company’s employ. Upon his retirement, the Company is obligated to pay Mr. Wilson a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with the Company limited to 18 years, multiplied by his average annual compensation, using a 5% discounted rate. “Annual Compensation” is defined in the Plan to include average salary plus short-term incentive payments over the highest three years in the last five years. This benefit vests at the rate of 6% for 2003 and 7% per year thereafter, continuing yearly except for the year Mr. Wilson turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Wilson reaches age 65. Upon death of the Executive, the Company agrees to pay the benefits to the Executive’s designated beneficiary. At December 31, 2007, he was vested 34% under this agreement. In the event of a change in control in which the successor does not assume liabilities under these Plans, the Company will pay to Mr. Wilson a single lump sum payment equal to the present value of the retirement benefit.

On September 19, 2000, the Company entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Vice President, Administration and Corporate Secretary, who has been employed with the Company since 1997, intended to induce Mr. Guge to remain in the Company’s employ. Upon his retirement, the Company is obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with the Company limited to 18 years, multiplied by his average annual compensation, using a 5% discounted rate. “Annual Compensation” is defined in the Plan to include average salary plus short-term incentive payments over the highest three years in the last five years. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. Upon death of the Executive, the Company agrees to pay the benefits to the Executive’s designated beneficiary. At December 31, 2007, he was vested 32% under this agreement. In the event of a change in control in which the successor does not assume liabilities under these Plans, the Company will pay to Mr. Guge a single lump sum payment equal to the present value of the retirement benefit.

Non-Qualified Defined Benefit and Deferred Compensation Plans

The Company currently has no non-qualified defined benefit or deferred compensation plans.

Severance and Change in Control Payments

See description of Supplemental Executive Retirement Plans under the “Pension Benefits” item above.

Director Compensation

No compensation payments are made to Directors or Committee Members of the Company. However, JFE Steel Corporation and Vale (Companhia Vale do Rio Doce) were paid by the Company for providing the services of the Directors and the Committee Members for fiscal year 2007. The payment for Directors, except the Chairman, was $3,000 per month and $1,000 per month for committee members. For services of the Chairman of the Board of Directors, Mr. Vicente Wright, the Company paid $891,356 directly to Vale (Companhia Vale do Rio Doce) in 2007 of which $292,343 was for 2006 services.

Shareholders’ Agreement

The Company is owned 50% by JFE Steel Corporation (formerly Kawasaki Steel Corporation), a Japanese corporation, and 50% by Rio Doce Limited, a New York corporation and a subsidiary of Vale (Companhia Vale do Rio Doce), a Brazilian corporation. In June 2004, JFE Steel USA, Inc., a Delaware corporation (formerly Kawasaki Steel Holdings (USA), Inc.), also a subsidiary of JFE Steel Corporation, transferred its shares to JFE Steel Corporation. The Company’s two stockholders entered into a Shareholders’ Agreement dated June 27, 1995, replacing a Shareholders’ Agreement dated June 1, 1987. According to the Shareholders’ Agreement, the stockholders agreed to subscribe for additional shares of the Company’s stock in proportion to their respective ownership if any new stock is issued, and increases in the Company’s capital stock from time to time shall be allocated between the Company’s common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of the Company’s common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders’ Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

The Shareholders’ Agreement provides that the Board of Directors shall be constituted of five directors, one of whom shall be chairman, as elected by and among the directors. Each stockholder shall have the right to appoint two Directors and the fifth Director shall be elected by unanimous affirmative vote of the shareholders (in July 1999, the stockholders approved a revision to the Bylaws of the Company changing the number of directors to 4, however, no corresponding change was made to the Shareholders’ Agreement). In addition, the stockholders shall jointly appoint a president, who shall appoint other officers designated by the Board of Directors. The Shareholders’ Agreement also provides for a Consultative Council consisting of two members, one appointed by each of the stockholders. It is unclear whether the Consultative Council provisions are valid under Delaware corporation law. The Consultative Council decides on all relevant matters submitted to it by both or either of the stockholders and specifically resolves any deadlock among the Directors. Because no stockholder holds a majority of the Company’s stock and the Directors and members of the Consultative Council are elected by the stockholders in proportion to each of the stockholders’ holdings, there is a possibility that a deadlock may occur on any issue voted on by the stockholders, Board of Directors and Consultative Council. If a deadlock was to occur and the Consultative Council could not resolve the issue, the last recourse is arbitration according to the Shareholders’ Agreement.

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

Dispatched Personnel

Pursuant to agreements with the Company’s stockholders Vale (Companhia Vale do Rio Doce) and JFE, certain of the Company’s executive officers and employees coming from the stockholders are treated as dispatched personnel, which means that these executive officers and employees retain active employment status in their home country with the stockholder who appointed them. These agreements further require that the Company provide certain benefits to employees who have been sent by a stockholder to work at the Company, such as extended home leave, home leave reimbursements and some other benefits. The Company further has an agreement with its stockholder, JFE, to reimburse JFE for the salary of employees who are designated as dispatched personnel, whereas dispatched personnel from the Company’s stockholder, Vale, are paid directly by the Company.

Executive officers who in 2007 were treated as dispatched personnel from JFE Steel Corporation and its subsidiaries included Masakazu Kurushima and Toshiyuki Tamai. Executive officers who in 2007 were treated as dispatched personnel from Vale and its subsidiaries included only Ricardo Bernardes. Mr. Vicente Wright, who left the Company as a full time employee on December 31, 2004, is currently Chairman of the Board. Notwithstanding the retention of formal active status, all individuals designated as dispatched personnel, with the exception of Vicente Wright, are full time employees of the Company.

The compensation and benefits of executive dispatched personnel, including any home leave reimbursement, is set forth in the Summary Compensation Table in Item 11.

Compensation Committee Interlocks and Inside Participation

Mr. Ichiro Okamatsu, Director, Mr. James Pessoa, Director, Mr. Kazuo Fujisawa, and Mr. Renato Cantanhede served as members of our Compensation Committee. None of the members of the Compensation Committee was, during 2007, an officer, employee or formerly an officer or employee of the Company or its subsidiary.

Mr. Okamatsu served as Chief General Manager of Overseas Business Planning Section, Corporate Planning Department of JFE Steel Corporation (formerly Kawasaki Steel Corporation) during 2007. JFE Steel Corporation is one of the Company’s stockholders. In 2007, Mr. Fujisawa served as General Manager of Overseas Business Planning, Corporate Planning Department of JFE Steel Corporation. In 2007, Mr. James Pessoa served as Director of the Steel Development and Holdings Department of Vale (Companhia Vale do Rio Doce). In 2007, Mr. Cantanhede served as Compensation Manager for Vale (Companhia Vale do Rio Doce).

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

Ichiro Okamatsu
James Pessoa
Kazuo Fujisawa
Renato Cantanhede

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2007, information regarding the shares of the Company’s common stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of the Company’s common stock. No director or named executive officer beneficially owns any shares of the Company’s common stock.

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

Name of Beneficial Owner	Common
	Number	% of Class
Rio Doce Limited (1) 546 5th Avenue, 12th Floor New York, New York 10036	2,000	50%

JFE Steel Corporation (2) 2-3 Uchisaiwai-cho 2-chome Chiyoda-ku, Tokyo 100-0011 Japan	2,000	50%

(1)	Rio Doce Limited is a subsidiary of Vale (Companhia Vale do Rio Doce), a Brazilian corporation.
(2)	In 2004, JFE Steel U.S.A., Inc., transferred its common stock in the Company to JFE Steel Corporation.

Item 13.	Certain Relationships and Related Transactions

The Company’s stockholders, JFE Steel Corporation, and Rio Doce Limited, a subsidiary of Vale (Companhia Vale do Rio Doce), are parties to a Shareholders’ Agreement. According to the Shareholders’ Agreement, the stockholders control the election of the Board of Directors. The stockholders also indirectly control the appointment of officers through their right to jointly elect the president, who is entitled to appoint the Company’s other officers.

The Shareholders’ Agreement also provides for a Consultative Council, comprised of two members. Each stockholder is entitled to elect one member. The Consultative Council decides on all matters submitted to it by either or both of the stockholders and resolves deadlocks among the Board of Directors. The Company has transactions in the normal course of business with affiliated companies. For example, the Company purchases slab from Cosipa Overseas, an affiliate of Vale (Companhia Vale do Rio Doce) as of November 6, 2006. During 2007, the Company purchased $14,322,000 of slab from Cosipa Overseas and $94,560,000 of slab from JFE Steel Corporation. The Company conducted arms-length negotiations with Cosipa Overseas and JFE Steel Corporation in 2007. The executive officer negotiating the market price for the steel slab was the Executive Vice President & CFO.

The Company held a 4% interest in the common stock of Companhia Siderurgica de Tubarão, which represents 1.5% of the total equity interest in the company. Companhia Siderurgica de Tubarão was an affiliate of both Vale (Companhia Vale do Rio Doce) and JFE Steel Corporation, the Company’s stockholders’ parent companies. In October 2004, the Company agreed in principal to sell its 4% interest in the common stock of CST to Arcelor S.A. (“Arcelor”). The transaction was structured by entering into an option and waiver agreement whereby Arcelor granted the Company an option to sell and the Company granted Arcelor an option to purchase the Company’s interest in CST. These options were exercised during the thirty day period following the termination of the CST shareholders agreement on May 25, 2005. Under the option agreement, all earnings or losses as well as dividends and distributions accrued to the benefit of Arcelor during the period from the execution of the option agreement to the date of exercise.

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

Vale’s legal and commercial name is Companhia Vale do Rio Doce. In November 2007, the company launched a global brand unification project under the name “Vale,” which is aimed at communicating Vale’s transformation into a global mining company with a diversified portfolio of products.

Item 14.	Principal Accounting Fees and Services

Aggregate fees billed by principal accountant in the past two years.

	2007	2006
Ernst & Young, LLP
Audit Fees	$223,000	$—
Audit Related Fees	$—	$—
Tax Fees	$41,744	$14,808
Other Fees	$35,000	$45,574

PricewaterhouseCooopers, LLP
Audit Fees		$215,000
Audit Related Fees		$—
Tax Fees		$44,186
Other Fees		$—

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

California Steel Industries, Inc.

We have audited the accompanying consolidated balance sheet of California Steel Industries, Inc. and subsidiary (the Company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the information for the year ended December 31, 2007 included in the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Steel Industries, Inc. and subsidiary at December 31, 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2007.

/s/ Ernst & Young LLP

Los Angeles, California
March 3, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

California Steel Industries, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of California Steel Industries, Inc. and its subsidiary (the “Company”) at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for the yeas ended December 31, 2006 and 2005 when read in conjunction with related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 7, 2007

California Steel Industries, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31
	2007	2006
	(In Thousands, except for share amounts)
Assets
Current assets
Cash and cash equivalents	$13,630	$5,561
Trade accounts receivable, less allowance for doubtful receivables of $400 and $700 in 2007 and 2006, respectively	67,365	98,060
Inventories, net	271,949	296,684
Prepaid income taxes	14,495	—
Deferred income taxes	—	6,312
Other receivables and prepaid expenses	3,914	6,103

Total current assets	371,353	412,720
Other assets	5,001	2,433
Property, plant and equipment, net	247,064	245,441

Total assets	$623,418	$660,594

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$51,936	$86,673
Accrued interest expense	2,838	2,807
Accrued utilities	3,159	5,878
Income taxes payable	—	3,739
Deferred income taxes	2,583	—
Other accrued expenses	6,262	7,604

Total current liabilities	66,778	106,701

Other liabilities	2,924	2,806
Long-term debt	176,500	150,000
Deferred income taxes	49,794	51,241

Commitments and contingencies

Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	287,422	309,846

Total stockholders’ equity	327,422	349,846

Total liabilities and stockholders’ equity	$623,418	$660,594

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Operations

	Years Ended December 31
	2007	2006	2005
	(In Thousands)
Net sales	$1,282,967	$1,358,762	$1,234,386
Cost of sales	1,252,496	1,142,845	1,120,268

Gross profit	30,471	215,917	114,118

Selling, general and administrative expenses	28,478	29,796	27,669
Loss (gain) on disposition of property, plant and equipment	1,005	1,293	(2,071)

Income from operations	988	184,828	88,520

Other (expense) income:
Interest expense, net	(10,528)	(5,156)	(11,299)
Other, net	5,270	(151)	3,308

(Loss) income before income tax (benefit) expense	(4,270)	179,521	80,529
Income tax (benefit) expense	(3,364)	70,536	37,164

Net (loss) income	(906)	108,985	43,365

Preferred dividends declared and paid	—	(5,107)	(43,110)

Net (loss) income available to common stockholders	$(906)	$103,878	$255

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

	Common Stock	Retained Earnings	Total Stockholders’ Equity
	(In Thousands, except shares and per share amounts)
Balance at December 31, 2004	$10,000	$293,094	$303,094
Net income for the year ended December 31, 2005	—	43,365	43,365
Cash dividends:
Class C preferred stock, $14,370 on 3,000 shares	—	(43,110)	(43,110)
Common stock, $13,370 on 1,000 shares	—	(13,370)	(13,370)

Balance at December 31, 2005	10,000	279,979	289,979
Net income for the year ended December 31, 2006	—	108,985	108,985
Conversion of Class C preferred stock to common stock	30,000	—	30,000
Cash dividends:
Class C preferred stock, $1,702 on 3,000 shares	—	(5,107)	(5,107)
Common stock, $704 on 1,000 shares and $18,327 on 4,000 shares	—	(74,011)	(74,011)

Balance at December 31, 2006	40,000	309,846	349,846
Cumulative effect of adoption of FIN 48	—	(335)	(335)
Net loss for the year ended December 31, 2007	—	(906)	(906)
Cash dividends:
Common stock, $5,296 on 4,000 shares	—	(21,183)	(21,183)

Balance at December 31, 2007	$40,000	$287,422	$327,422

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31
	2007	2006	2005
	(In Thousands)
Operating activities
Net (loss) income	$(906)	$108,985	$43,365
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,624	29,496	27,491
Deferred income taxes	7,113	(4,162)	(4,989)
Loss (gain) on disposition of property, plant and equipment	1,005	1,293	(2,071)
Changes in assets and liabilities:
Trade accounts receivable, net	30,695	(6,303)	3,459
Inventories, net	24,735	(95,044)	70,608
Other receivables and prepaid expenses	(102)	2,945	(4,652)
Accounts payable	(34,737)	(13,626)	41,033
Accrued interest expense	31	116	(40)
Income tax payable	(18,234)	(9,655)	(73)
Other accrued expenses and liabilities	(3,943)	442	(3,498)

Net cash provided by operating activities	37,281	14,487	170,633

Investing activities
Additions to property, plant and equipment	(33,065)	(33,163)	(43,020)
(Disposal costs) proceeds from sale of property, plant and equipment	(834)	(939)	6,077
Proceeds from sale of investments	—	—	30,283
Additions to intangible assets	(630)	—	—

Net cash used in investing activities	(34,529)	(34,102)	(6,660)

Financing activities
Net advances (repayments) under line of credit agreement with banks	26,500	—	(4,000)
Dividends paid	(21,183)	(79,118)	(56,480)

Net cash provided by (used in) financing activities	5,317	(79,118)	(60,480)

Net increase (decrease) in cash and cash equivalents	8,069	(98,733)	103,493
Cash and cash equivalents at beginning of year	5,561	104,294	801

Cash and cash equivalents at end of year	$13,630	$5,561	$104,294

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$10,645	$9,420	$9,767

Income taxes	$6,961	$84,890	$44,878

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. These bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of December 31, 2007 and 2006, the Company had cash balances with banks in excess of the federally insured limit.

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

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method of inventory accounting. Management routinely evaluates the carrying value of inventories and provides reserves when appropriate to reduce inventories to the lower of cost or market to reflect estimated net realizable value.

Deferred Financing Costs

Debt issuance costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt agreement. Amortization of issuance costs is included as a component of interest expense. These costs are included in other assets in the 2007 and 2006 consolidated balance sheets.

Indefinite-Lived Purchased Intangible Assets

The Company accounts for purchased intangible assets with indefinite useful lives in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of purchased intangible assets with indefinite lives. This Statement requires that purchased intangible assets with indefinite lives be reviewed for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its estimated fair value, an impairment loss is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the indefinite-lived purchased intangible assets. The amount of purchased intangible assets with indefinite lives was approximately $3,111,000 and $2,481,000 at December 31, 2007 and 2006, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the assets are as follows:

Plant and equipment	3 to 25 years
Plant refurbishment costs	10 years
Furniture and fixtures	5 years

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

2. Summary of Significant Accounting Policies (continued)

Assets under construction are not depreciated until placed into service. Ordinary repairs and maintenance are charged to operating costs when incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the respective accounts, and any related gain or loss is included in the statement of operations.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

2. Summary of Significant Accounting Policies (continued)

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

Derivative Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase transaction. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

Self-Insurance Liability

The Company is self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (IBNR claims) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the Company’s claims

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

2. Summary of Significant Accounting Policies (continued)

development history, case jurisdiction, related legislation, and the Company’s claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, the Company’s financial results could be impacted.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to the Company for debt of similar maturities. The carrying amounts and fair values of financial instruments at December 31, 2007 and 2006, are listed as follows (dollars in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$150,000	$134,250	$150,000	$142,500
Forward contracts	157	157	1,409	1,409

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

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

2. Summary of Significant Accounting Policies (continued)

Shipping Costs

The Company charges shipping fees to certain customers based upon the actual amounts incurred. Amounts billed for shipping costs are included in net sales. The Company includes the associated shipping costs in cost of sales.

Reclassification

Certain items in prior year financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes, and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Accordingly, on January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. As a result of adoption, deferred tax liabilities decreased $2,529,000, there was a reclass from accounts payable and income tax payable of $2,352,000, the liability for unrecognized tax benefits increased $5,216,000, and the beginning retained earnings decreased $335,000.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of fiscal year 2008, beginning January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial position or cash flows, but does not expect it to have a material impact.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

2. Summary of Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and noncash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2009, beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its consolidated results of operation and financial position or cash flows, but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

2. Summary of Significant Accounting Policies (continued)

valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2009, beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its consolidated results of operation and financial position or cash flows, but does not expect it to have a material impact.

3. Inventories

Inventories consist of the following at December 31 (dollars in thousands):

	2007	2006
Finished goods	$23,400	$32,893
Work in process	44,330	35,982
Raw materials	178,774	210,862
Supplies	26,402	16,947

	272,906	296,684
Inventory reserves	(957)	—

	$271,949	$296,684

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31 (dollars in thousands):

	2007	2006
Land	$14,432	$14,432
Plant and equipment	564,448	534,089
Plant refurbishment costs	22,220	22,220
Furniture and fixtures	13,252	12,459
Construction in progress	17,186	20,514

	631,538	603,714
Accumulated depreciation	(384,474)	(358,273)

	$247,064	$245,441

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

4. Property, Plant and Equipment (continued)

Depreciation expense was approximately $31,271,000 and $29,143,000 for the years ended December 31, 2007 and 2006, respectively. Capitalized interest was approximately $86,000 and $46,000 for the years ended December 31, 2007 and 2006, respectively.

5. Leases

The Company is obligated under various equipment leases that expire at various dates during the next four years. At December 31, 2007, the future minimum lease payments under noncancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

Year ending December 31:
2008	$1,183
2009	296
2010	119
2011	4

$1,602

Rental expense under operating leases totaled approximately $1,744,000, $1,363,000 and $4,536,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company had leased a galvanizing line (#2 CGL) which was treated as an operating lease. The original term of the lease was ten years with an early buy-out option after seven years. In 2005, the Company exercised its buy-out option per the terms of the agreement and purchased the equipment for cash. The lease had varied rental payments which were recognized on the straight-line method over the original term of the lease. The Company continued to expense rental payments on the straight-line method on the #2 CGL through September 30, 2005, the date of purchase. Subsequent to the purchase, the deferred rent liability was credited against the purchase price of the #2 CGL.

6. Investment in Affiliated Company

The investment in the net assets of Companhia Siderurgica de Tubarao (CST) was accounted for under the equity method before the investment was sold in June 2005. The Company received the last installment of $30,283,000 in 2005.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

7. Notes Payable and Long-Term Debt

The Company’s five-year revolving credit facility (the Facility) is with a syndicate of four financial institutions. The Facility provided for an aggregate principal amount of up to $110,000,000 subject in all respects to a borrowing base coverage requirement. Advances under this Facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

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

As of December 31, 2007, outstanding borrowings of $26,500,000 consisted of $12,000,000 of advances payable at the Eurodollar rate of 5.625% and $14,500,000 of advances payable at the base rate of 7.25%. As of December 31, 2007, the Company had three outstanding letters of credit of approximately $768,000 which expire on various dates through August 2008. The borrowings and the letters of credit reduce the borrowing base. The Company had approximately $82,732,000 of borrowings available under the Facility as of December 31, 2007.

Fees incurred on the Facility are being amortized over the term of the loan. The unamortized amount of financing costs was approximately $306,000 and $417,000 at December 31, 2007 and 2006, respectively, and are classified as other assets in the consolidated balance sheets.

The Facility is collateralized by the Company’s accounts receivable and inventories. The Facility requires compliance with certain covenants and restrictions with regard to the interest coverage ratio, tangible net worth and shareholder distributions. At December 31, 2007 and 2006, the Company was in compliance with all covenants and restrictions.

On March 22, 2004, the Company issued an aggregate of $150,000,000 of ten-year, 6.125% unsecured senior notes due in March 2014. The interest on these senior notes is payable on March 15 and September 15 of each year, commencing September 15, 2004.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

7. Notes Payable and Long-Term Debt (continued)

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

The unamortized portion of the financing costs related to the 6.125% senior notes due in 2014 was approximately $1,502,000 and $1,744,000 at December 31, 2007 and 2006, respectively, and is classified as other assets in the consolidated balance sheet.

Long-term debt at December 31, 2007 and 2006, consisted of the following (dollars in thousands):

	2007	2006
Senior notes bearing interest at 6.125% interest payable semiannually, due March 2014	$150,000	$150,000

Revolving line of credit payable to banks consists of amounts advanced under a $110,000,000 bank facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable quarterly and any accrued interest and principal are due and payable in full in September 2010	26,500	—

	$176,500	$150,000

Interest expense was approximately $10,763,000, $9,582,000 and $9,834,000 for the years ended 2007, 2006 and 2005, respectively.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

8. Redeemable Preferred Stock and Stockholders’ Equity

The Class A, B and C preferred stock is redeemable by the Company at its option, in whole or in part, at par value. The Class C preferred stock has been classified outside of equity as the preferred stockholders control a majority of the board of directors and, therefore, control the redemption rights.

Class C preferred stock has priority over the common stock in the distribution of dividends and is entitled to a dividend equivalent to 10% of the par value per annum on a cumulative basis and is thereafter entitled to participate in the distribution of dividends at the same rate and upon the same conditions as the common stock.

In June 2006, draft resolutions were circulated to the stockholders of the Company seeking approval of a conversion of the 3,000 issued and outstanding shares of Class C preferred stock of the Company into 3,000 shares of common stock of the Company in a straight one-to-one conversion. The stockholders were further asked to approve an amendment to the Certificate of Incorporation of the Company to increase the authorized number of common shares from 2,000 to 5,000 to allow for the conversion. The stockholders adopted resolutions approving both the conversion and the amendment to the Certificate of Incorporation pursuant to a unanimous written consent which became effective in July 2006. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on July 25, 2006.

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

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

8. Redeemable Preferred Stock and Stockholders’ Equity (continued)

During the years ended December 31, 2007, 2006 and 2005, $21,183,000, $79,118,000 and $56,480,000, respectively, in dividends were declared and paid.

9. Related-Party Transactions

The Company has transactions in the normal course of business with affiliated companies. The Company is 50% owned by JFE Steel Corporation, a Japanese corporation, and 50% owned by Rio Doce Limited, a subsidiary of VALE (formerly Companhia Vale do Rio Doce), a Brazilian corporation.

The Company purchases steel slab from CST, a former investee, JFE Steel and Cosipa Overseas, an affiliate of VALE as of November 2006. CST was considered an affiliated company until the investment was sold in June 2005 (Note 6). The following represents total purchases made from affiliated companies for the years ended December 31 (dollars in thousands):

	2007	2006	2005
CST	$—	$—	$67,504
JFE Steel	95,342	145,254	13,362
Cosipa Overseas	14,322	14,311	—

At December 31, 2007, 2006 and 2005, the Company owed affiliated companies $252,000, $31,687,000 and $12,987,000, respectively, for goods and services.

During the years ended December 31, 2007, 2006 and 2005, the Company had revenues from an affiliated company of JFE Steel. Sales to the affiliated company are at current market rates and terms. At December 31, 2007, 2006 and 2005, net sales and accounts receivable to this related party were (dollars in thousands):

	Net Sales	Trade Receivables
December 31, 2007	$54,994	$3,273
December 31, 2006	56,783	1,652
December 31, 2005	37,899	1,367

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

10. Commitments and Contingencies

At December 31, 2007, the Company is committed, in the form of open purchase orders, to purchase approximately $120,837,000 in steel slabs and other commitments, none of which is from related parties.

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

The Company has been contacted by various governmental agencies regarding specified environmental matters at its operating facility in Fontana, California. During September 1990, the Company reached a preliminary agreement with the California Regional Department of Health Services, which allows the Company to draft its own remediation agreement and move forward with its own plan of action at its operating facility. In November 1992, the Company entered into a Voluntary and Enforceable Agreement (the Agreement) with the California Department of Toxic Substances Control (DTSC) which sets forth certain terms and conditions related to the remediation of hazardous substances at the Company’s operating facility. The Agreement also preserves the Company’s right as to future assignment and apportionment of costs to other parties.

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in the other liabilities in the 2007 and 2006 consolidated financial statements. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

The Company is involved in legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that this litigation will be resolved without material effect on the Company’s financial position, results of operations, or liquidity.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

11. Income Taxes

Income tax (benefit) expense for the years ended December 31, 2007, 2006 and 2005, consists of the following (dollars in thousands):

	2007	2006	2005
Current:
Federal	$(9,482)	$59,149	$33,672
State	(995)	15,549	8,481

	(10,477)	74,698	42,153

Deferred:
Federal	7,491	(4,802)	(4,865)
State	(378)	640	(124)

	7,113	(4,162)	(4,989)

	$(3,364)	$70,536	$37,164

A reconciliation of income tax (benefit) expense (computed by applying the U.S. federal statutory tax rate of 35% to income before income tax (benefit) expense to actual income tax (benefit) expense is as follows (dollars in thousands):

	2007	2006	2005
Computed statutory tax (benefit) expense	$(1,495)	$62,832	$28,185
State income taxes, net of federal benefit	(245)	10,107	6,052
Foreign withholding taxes	—	(2,420)	2,189
Change in valuation allowance	23	1,013	—
Decrease in reserve for uncertain tax positions	(1,728)	—	—
Other	81	(996)	738

	$(3,364)	$70,536	$37,164

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

11. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are as follows (dollars in thousands):

	2007	2006
Deferred tax assets:
Inventory	$545	$374
State taxes	2,003	7,577
Allowance for doubtful accounts	175	307
Accrued expenses	2,415	3,702
Net operating loss carryforward	754	—
Foreign tax credit carryforward	1,036	1,013
Other	34	—

Total gross deferred tax assets	6,962	12,973
Valuation allowance	(1,036)	(1,013)

Net deferred tax assets	5,926	11,960

Deferred tax liabilities:
Property, plant and equipment	(54,532)	(53,442)
Prepaid expenses	(3,580)	(3,447)
Other	(191)	—

Total gross deferred tax liabilities	(58,303)	(56,889)

Net deferred tax liabilities	$(52,377)	$(44,929)

The Company recorded a valuation allowance to reduce its deferred tax asset attributable to foreign tax credits for taxes withheld on the sale of investment in affiliated company. Management considered future foreign source income in determining the need for the valuation allowance and has determined that it is more likely than not that the Company will not generate a significant amount of foreign source income to realize the foreign tax credits before expiration. Therefore, a valuation allowance for the full amount of the remaining foreign tax credit carryforward was recorded as of December 31, 2007. Based on the Company’s historical pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the remaining deferred tax assets existing at December 31, 2007.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement (continued)

11. Income Taxes (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes, and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Accordingly, on January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. As a result of adoption, deferred tax liabilities decreased $2,529,000, there was a reclass from accounts payable and income tax payable of $2,352,000, the liability for unrecognized tax benefits increased $5,216,000, and the beginning retained earnings decreased $335,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Unrecognized tax benefits at January 1, 2007	$5,216
Gross increases for tax positions of prior years	1,649
Gross decreases for tax positions of prior years	(3,670)
Settlements	(1,605)

Unrecognized tax benefits at December 31, 2007	$1,590

The Company accounts for uncertain tax positions in accordance with FIN 48. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2007, and January 1, 2007, the Company accrued interest and penalties to unrecognized tax benefits of approximately $1,053,000 and $2,687,000, respectively.

Included in the balance of unrecognized tax benefits at December 31, 2007, and January 1, 2007, are tax positions of $1,590,000 and $5,216,000, respectively, of which $1,590,000 and $2,687,000, respectively, would reduce the Company’s effective tax rate if recognized. The difference primarily relates to unrecognized tax benefit amounts associated with temporary differences and carryforwards. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company believes that the $1,590,000 of unrecognized tax benefits will decrease by the full amount in the next 12 months due to completion of audits in progress or expiration of statute of limitations.

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statements (continued)

12. Employee Benefit and Retirement Plans

401(k) Plan

The Company maintains a 401(k) savings plan (the 401(k) Plan), a tax qualified cash or deferred tax arrangement defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan provides the participants with benefits upon retirement, death, disability or termination of employment with the Company. Employees are eligible to participate in the salary reduction portion of the 401(k) Plan on the first day of the calendar month following their date of hire. Participants may authorize the Company to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed the legally permissible limits.

The 401(k) Plan provides for the Company’s discretionary matching and profit sharing contributions. The Company currently matches 100% of the first 4% of the participant’s deferral under the 401(k) Plan and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Participants are immediately 100% vested in their contributions and Company contributions plus actual earnings and losses thereon. Company contributions are accrued as participant contributions are withheld and are paid in full to the trustee of the 401(k) Plan on a pay period basis. Each year the Company may elect to make additional contributions to the 401(k) Plan. This discretionary employer contribution, if the Company makes it, is allocated to each participant’s account based on the participant’s compensation for the year relative to the compensation of all the participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Plan expense for the three years ended December 31, 2007, 2006 and 2005, was approximately $2,537,000, $2,584,000 and $2,393,000, respectively.

Profit Sharing Plan

The Company sponsors a profit sharing plan under which contributions are established based on a pool amount, equal to 8% of the Company’s income before taxes, gain or loss on disposition of fixed assets, and equity in income (loss) of affiliate. The basis for determining the profit sharing pool is subject to review and approval of the Company’s board of directors. The employee’s share in the pool amount is based on his or her length of service with the Company during the profit sharing period. Employees who voluntarily terminate their employment for reasons other

California Steel Industries, Inc. and Subsidiary

Notes to Consolidated Financial Statement

12. Employee Benefit and Retirement Plans (continued)

than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2007, 2006 and 2005, was approximately $1,456,000, $15,982,000 and $6,775,000, respectively.

13. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2007 and 2006 is as follows (dollars in thousands):

	Quarter
	1st	2nd	3rd	4th	Total
2007
Net sales	$314,683	$335,792	$335,446	$297,046	$1,282,967
Gross profit (loss)	10,454	24,965	8,288	(13,236)	30,471
Income (loss) from operations	2,471	17,821	1,335	(20,639)	988
Net income (loss)	1,306	8,175	1,783	(12,170)	(906)

2006
Net sales	$318,025	$349,066	$382,296	$309,375	$1,358,762
Gross profit	61,499	69,869	63,985	20,564	215,917
Income from operations	53,786	62,183	55,697	13,162	184,828
Net income	30,285	36,333	33,919	8,448	108,985

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		Deductions to Reserve	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
A/R Allowance
Year ended December 31, 2007	$700,000	$(300,000)	$—	$—	$400,000
Year ended December 31, 2006	$750,000	$(50,000)	$—	$—	$700,000
Year ended December 31, 2005	$700,000	$50,000	$—	$—	$750,000

Inventory Reserve
Year ended December 31, 2007	$—	$957,000	$—	$—	$957,000

Tax Valuation Allowance
Year ended December 31, 2007	$1,013,000	$23,000	$—	$—	$1,036,000
Year ended December 31, 2006	$—	$1,013,000	$—	$—	$1,013,000

S-1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 25, 2008

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MASAKAZU KURUSHIMA	President and Chief Executive Officer	March 25, 2008
Masakazu Kurushima	(Principal Executive Officer)

/s/ RICARDO BERNARDES	Executive Vice President and Chief Financial Officer	March 25, 2008
Ricardo Bernardes	(Principal Financial and Accounting Officer)

/s/ VICENTE WRIGHT	Chairman of the Board	March 25, 2008
Vicente Wright

/s/ ICHIRO OKAMATSU	Director	March 25, 2008
Ichiro Okamatsu

/s/ JAMES PESSOA	Director	March 25, 2008
James Pessoa

/s/ HIROSHI ADACHI	Director	March 25, 2008
Hiroshi Adachi

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Vale (Companhia Vale do Rio Doce), Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation. (1)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

14.1	Revised Code of Ethics. (6)

21.1	Subsidiaries of the Registrant.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 28, 2007.