Form 10-Q
period 2008-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2008-04-25
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

As of April 25, 2008, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

(In thousands except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$58,812	$13,630
Trade accounts receivable, less allowance for doubtful accounts of $600 at March 31, 2008 and $400 at December 31, 2007	108,870	67,365
Inventories, net	267,681	271,949
Prepaid income taxes	4,154	14,495
Other receivables and prepaid expenses	2,165	3,914

Total current assets	441,682	371,353
Other assets	4,913	5,001
Property, plant and equipment, net	244,465	247,064

Total assets	$691,060	$623,418

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$134,543	$51,936
Accrued interest expense	417	2,838
Accrued utilities	5,391	3,159
Deferred income taxes	2,583	2,583
Other accrued expenses	8,396	6,262

Total current liabilities	151,330	66,778

Other liabilities	2,906	2,924
Long-term debt	150,000	176,500
Deferred income taxes	49,794	49,794
Commitments and contingencies
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	297,030	287,422

Total stockholders’ equity	337,030	327,422

Total liabilities and stockholders’ equity	$691,060	$623,418

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Income

(In thousands)

	Three months ended March 31,
	(Unaudited)
	2008	2007
Net sales	$369,197	$314,683
Cost of sales	343,251	304,229

Gross profit	25,946	10,454
Selling, general and administrative expenses	6,824	7,858
Loss on disposition of property, plant and equipment	1,801	125

Income from operations	17,321	2,471
Other (expense) income:
Interest expense, net	(2,453)	(2,938)
Other, net	1,175	2,625

Income before income tax expense	16,043	2,158
Income tax expense	6,435	852

Net income	9,608	1,306

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

(In thousands)

	Three months ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$9,608	$1,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,167	7,721
Deferred income taxes	—	(2,864)
Loss on disposition of property, plant and equipment	1,801	125
Change in assets and liabilities:
Trade accounts receivable, net	(41,505)	(16,172)
Inventories, net	4,268	12,035
Other receivables and prepaid expenses	1,749	607
Accounts payable	82,607	(17,847)
Prepaid income taxes	10,341	(2,414)
Accrued interest expense	(2,421)	(2,197)
Other accrued expenses and liabilities	4,348	2,645

Net cash provided by (used in) operating activities	78,963	(17,055)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,547)	(4,575)
Removal cost for the sale of property, plant and equipment	(1,734)	(111)
Additions to intangible assets	—	(72)

Net cash used in investing activities	(7,281)	(4,758)

Cash flows from financing activities:
Net (repayments) borrowings under line-of-credit	(26,500)	40,000
Dividends paid	—	(21,183)

Net cash (used in) provided by financing activities	(26,500)	18,817

Net increase (decrease) in cash and cash equivalents	45,182	(2,996)
Cash and cash equivalents at beginning of period	13,630	5,561

Cash and cash equivalents at end of period	$58,812	$2,565

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$4,889	$5,038

Income taxes	$(3,546)	$1,900

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of California Steel Industries, Inc. as of March 31, 2008 and December 31, 2007 (audited) and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2007. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results expected for the full year end December 31, 2008.

Certain items in prior year financial statements have been reclassified to conform to the current year presentation.

2. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2009, beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operation and financial position or cash flows, but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2009, beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operation and financial position or cash flows, but does not expect it to have a material impact.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 provides accounting guidance on collaborative arrangements within the scope of this Issue on the classification of the payments between participants of the arrangement, the appropriate income statement presentation as well as disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on its results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is required to be adopted by the Company in the first quarter of fiscal year 2009, beginning January 1, 2009. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its results of operation and financial position or cash flows, but does not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (“the Fair Value Option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not choose the Fair Value Option; therefore, the adoption of SFAS 159 did not have any impact on the Company’s operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

At March 31, 2008, the Company’s hedges (see note 5) are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Finished goods	$46,240	$23,400
Work in process	35,357	44,330
Raw materials	156,741	178,774
Supplies	29,343	26,402

	267,681	272,906

Inventory reserves	—	(957)

	$267,681	$271,949

4. Credit Facility

On March 28, 2008, the Company entered into a Term Loan Agreement with The Bank of Tokyo-Mitsubishi, Ltd. For a $40,000,000 unsecured five-year term loan to finance construction of the second reheat furnace and other working capital needs. The Term Loan Agreement provides for a single loan disbursement of the entire principal amount on April 1, 2008. Interest on the principal balance of the loan shall accrue at a rate of 3.38% for the first two years of the loan and a rate of 3.58% for the remaining three years of the loan. Quarterly principal payments commence in July 2009 and the Term Loan matures in April 2013.

In September 2005, the Company entered into a five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this new facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of March 31, 2008. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

5. Commitments and Contingencies

At March 31, 2008, the Company is committed in the form of open purchase orders, to purchase approximately $224,263,000 in steel and other goods and services, of which none are from related parties.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacturing of its products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as the Company takes possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No 133 by the Company. None of the Company’s current contracts are designated as hedges. As of March 31, 2008, the fair value of the hedges was an asset of approximately $449,000.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in other liabilities at March 31, 2008 and December 31, 2007. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

The following risk factors may affect the Company’s operating results and the environment within which the Company conducts its business:

•	Fluctuations in raw materials and freight prices as a result of changing industry dynamics, increased oil prices and global steel consumption;

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

•

Industry-wide market factors and general economic and business conditions; changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use the Company’s goods, including the ongoing armed conflict in Iraq and security concerns related to the continuing response of governments to the threat of terrorism and instability in certain regions of the world; and

•

Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact the Company’s reported financial results.

Results of Operations

	Tons Billed Three months ended March 31,
	2008	2007
Hot Rolled	176,231	164,249
Cold Rolled	58,040	35,192
Galvanized	167,618	176,889
ERW Pipe	63,073	56,600

Total	464,962	432,930

Net sales. Net sales for the three months ended March 31, 2008 increased $54,514,000, or 17.3%, to $369,197,000 as compared to $314,683,000 for the three months ended March 31, 2007. Due to the market conditions, billed tons increased by 32,032 net tons, or 7.4%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 which increased net sales by $22,481,000. The average unit price increased by more than $49 per ton for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, which increased net sales approximately $28,731,000. However, lower value product mix decreased net sales approximately $1,738,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Gross profit. Gross profit for the three months ended March 31, 2008 increased $15,492,000, or 148.2%, to $25,946,000 as compared to $10,454,000 for the three months ended March 31, 2007. Gross profit as a percentage of net sales increased to 7.0% for the three months ended March 31, 2008 from 3.3% for the three months ended March 31, 2007. The increase in gross profit is attributable to the increase in sales volume at a higher average selling price, which was partially offset by the increase in raw material consumption costs.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses for the three months ended March 31, 2008 decreased $1,034,000, or 13.2%, to $6,824,000 as compared to $7,858,000 for the three months ended March 31, 2007. SG&A as a percentage of net sales decreased to 1.8% for the three months ended March 31, 2008 as compared to 2.5% for the three months ended March 31, 2007. There was no single factor which attributed to this decrease.

Interest expense, net. Interest expense for the three months ended March 31, 2008 decreased $485,000, or 16.5%, to $2,453,000 as compared to $2,938,000 for the three months ended March 31, 2007. The decrease is largely attributable to a lower average outstanding debt during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Interest expense is net of interest income and capitalized interest. Interest income for the three months ended March 31, 2008 and 2007 was $103,000 and $20,000, respectively. Capitalized interest for the three months ended March 31, 2008 and 2007 was $67,000 and $23,000, respectively.

Other income. Other income, net for the three months ended March 31, 2008 decreased $1,450,000, or 55.2%, to $1,175,000 as compared to $2,625,000 for the three months ended March 31, 2007. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income taxes. Due to higher income before taxes of $16,043,000 for the three months ended March 31, 2008 compared to $2,158,000 for the three months ended March 31, 2007, the Company’s income tax expense increased $5,583,000, to a tax expense of $6,435,000 for the three months ended March 31, 2008 from $852,000 for the three months ended March 31, 2007. The effective tax rate was 40.1% for the three months ended March 31, 2008 compared to 39.5% for the three months ended March 31, 2007.

Net income. Net income for the three months ended March 31, 2008 was $9,608,000 compared to net income of $1,306,000 for the three months ended March 31, 2007, an increase of $8,302,000.

Certain Liquidity and Capital Resources

At March 31, 2008, the Company had $58,812,000 in cash and cash equivalents and over $109,231,000 in financing available under its credit facility. During the three months ended March 31, 2008, cash flows provided by operating activities was $78,963,000 which consisted of generation of cash flow of $9,608,000 in net income, $8,167,000 in depreciation and amortization expense, $1,801,000 on the loss on the disposition of property, plant and equipment and $59,387,000 due to changes in assets and liabilities. Operating cash flow increased as a result of a $4,268,000 decrease in inventories, a $1,749,000 decrease in other receivables and prepaid expenses, a $10,341,000 decrease in prepaid income taxes, an $82,607,000 increase in accounts payable and a $4,348,000 increase in other accrued expenses and liabilities. Operating cash flow decreased as a result of a $41,505,000 increase in accounts receivable and a $2,421,000 decrease in accrued interest expense. Cash flows used in investing activities during the three months ended March 31, 2008 consisted of $5,547,000 of capital expenditures and $1,734,000 for removal cost on the disposition of property, plant and equipment. Cash flows from financing activities during the three months ended March 31, 2008 consisted of $26,500,000 net payments under the revolver. During the three months ended March 31, 2008, the Company also made interest payments of $4,593,750 on its 6.125% senior notes due in 2014.

On March 28, 2008, the Company entered into a Term Loan Agreement with The Bank of Tokyo-Mitsubishi, Ltd. For a $40,000,000 unsecured five-year term loan to finance construction of the second reheat furnace and other working capital needs. The Term Loan Agreement provides for a single loan disbursement of the entire principal amount on April 1, 2008. Interest on the principal balance of the loan shall accrue at a rate of 3.38% for the first two years of the loan and a rate of 3.58% for the remaining three years of the loan. Quarterly principal payments commence in July 2009 and the Term Loan matures in April 2013.

The Company maintains a five year $110,000,000 credit facility, which expires in September 2010, with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no borrowings under the credit facility as of March 31, 2008. The credit facility is collateralized by account receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

The Company has outstanding an aggregate of $150,000,000 of ten-year, 6.125% senior unsecured notes due in March 2014. Interest on the Company’s 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all the Company’s subordinated indebtedness and equal in right of payment to all of its existing and future indebtedness that is not by its terms subordinated to the notes. The Company may redeem the notes at any time after March 15, 2009. The indenture governing the notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of its assets and the assets of certain subsidiaries on a consolidated basis. The Company was in compliance with all the bank covenants at March 31, 2008.

The Company currently has approximately $35,240,000 in material commitments for capital expenditures expected to be completed during fiscal year 2008. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2008 is approximately $51,076,000, of which $31,076,000 relates to the new reheat furnace.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and payment of dividends. The Company believes that cash generated from operations and available borrowing under its credit facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2008.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of March 31, 2008 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$150,000	$—	$—	$—	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,092	753	338	1	—
Purchase Obligations (1)	224,263	224,263	—	—	—
Estimated Interest Payments on Debt (2)	54,742	9,188	18,375	18,375	8,804
Other	1,230	1,230	—	—	—
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	1,179	72	145	145	817

Total	$434,306	$235,506	$19,658	$19,521	$159,621

(1)	Amounts relate to contractual commitments to purchase $186,878,000 of steel slabs, $35,240,000 for capital expenditures and the remaining $2,145,000 in assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on the Company's $150,000,000 ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014.
(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 5 to the Financial Statements.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s unaudited financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. When the financial statements are prepared, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates and judgments, including those related to allowance for doubtful accounts, inventory reserves, environmental reserve, self-insurance, and deferred tax assets. The Company basis its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for the Company’s judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information concerning those accounting policies that the Company believes to be critical accounting policies and that affect the Company’s more significant judgments and estimates used in preparing its Financial Statements, see the “Critical Accounting Policies” section under Item 7 of Part II of the Company’s Annual Report on Form 10-K for the period ending December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to fluctuations in interest rates on its $110,000,000 floating interest rate credit facility. The Company does not currently use interest rate swaps or other types of derivative financial instruments.

For fixed rate debt instruments such as the Company’s 6.125% senior notes, changes in the interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its credit facility, changes in interest rates generally do not affect the fair value of such debt, but does affect earnings and cash flow. The Company does not have an obligation to repay its 6.125% senior notes prior to maturity in 2014 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes approximates the current rates available for similar types of financing and as a result the $150,000,000 carrying amount of the 6.125% senior notes approximates fair value. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. The credit facility bears interest at the Eurodollar rate or the prime rate, which were 3.95% (one months rate) (including margin) and 5.25%, respectively, at March 31, 2008. The Company does not expect to borrow any money from its credit facility during the remainder of 2008, however, if the Company had to borrow and its estimated average amount of debt outstanding under the facility for the remaining of fiscal year 2008 was approximately $10,000,000, a one-percentage point increase in interest rates would result in an increase in interest expense of $100,000 for the year.

The Company does not believe that the future market rate risk related to its 6.125% senior notes and floating rate credit facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing its products. The Company is currently a full-service bundled utility customer of Southern California Edison. During 2008, the Company’s electricity costs are not expected to change materially from 2007 levels. The Company’s electricity costs represented approximately 2.0% and 2.3% of cost of goods sold for the three months ended March 31, 2008 and 2007, respectively.

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

The Company currently has in place fixed-price purchase agreements for approximately 6% of its natural gas commodity requirements for 2008, and approximately 8% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. The Company’s natural gas costs represented approximately 2.5% and 2.6% of its cost of goods sold for the three months ended March 31, 2008 and 2007, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending March 31, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of March 31, 2008, that there were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect its internal controls over financial reporting.

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

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on February 6, 2008

Item 2.02. Results of Operations and Financial Condition

Use of Non-GAAP Financial Measures in 2007 Financial Results disclosed in Press Release

(2)	Form 8-K filed on March 28, 2008

Item 1.01. Entry into a Material Definitive Contract

Term Loan Agreement between California Steel Industries, Inc. and The Bank of Tokyo-Mitsubishi, Ltd.

(3)	Form 8-K filed on April 16, 2008

Item 2.02 Results of Operations and Financial Condition

Use of Non-GAAP Financial Measures in First Quarter 2008 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2008

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ MASAKAZU KURUSHIMA
Masakazu Kurushima
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation. (1)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.