Form 10-Q
period 2008-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2008-07-28
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒     Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

As of July 28, 2008, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

(In thousands except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$160,176	$13,630
Trade accounts receivable, less allowance for doubtful accounts of $675 at
June 30, 2008 and $400 at December 31, 2007	112,483	67,365
Inventories, net	205,324	271,949
Prepaid income taxes	—	14,495
Other receivables and prepaid expenses	1,836	3,914

Total current assets	479,819	371,353
Other assets	4,825	5,001
Property, plant and equipment, net	243,260	247,064

Total assets	$727,904	$623,418

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$78,611	$51,936
Accrued interest expense	3,044	2,838
Accrued utilities	5,086	3,159
Income taxes payable	6,953	—
Deferred income taxes	2,583	2,583
Other accrued expenses	7,574	6,262

Total current liabilities	103,851	66,778

Other liabilities	2,988	2,924
Long-term debt	190,000	176,500
Deferred income taxes	49,794	49,794
Commitments and contingencies

Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	341,271	287,422

Total stockholders’ equity	381,271	327,422

Total liabilities and stockholders’ equity	$727,904	$623,418

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Income

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)
	2008	2007	2008	2007
Net sales	$431,118	$335,792	$800,315	$650,475
Cost of sales	352,153	310,827	695,404	615,056

Gross profit	78,965	24,965	104,911	35,419
Selling, general and administrative expenses	8,023	7,068	14,847	14,926
Loss on disposition of property, plant and equipment	304	76	2,105	201

Income from operations	70,638	17,821	87,959	20,292
Other (expense) income:
Interest expense, net	(2,065)	(2,416)	(4,518)	(5,354)
Other, net	1,536	(1,145)	2,711	1,480

Income before income tax expense	70,109	14,260	86,152	16,418
Income tax expense	25,868	6,085	32,303	6,937

Net income	44,241	8,175	53,849	9,481

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$53,849	$9,481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,379	15,510
Loss on disposition of property, plant and equipment	2,105	201
Change in assets and liabilities:
Trade accounts receivable, net	(45,118)	7,930
Inventories, net	66,625	21,433
Other receivables and prepaid expenses	2,078	948
Accounts payable	26,675	16,272
Income taxes payable	21,448	4,558
Accrued interest expense	206	(118)
Other accrued expenses and liabilities	3,303	(2,994)

Net cash provided by operating activities	147,550	73,221

Cash flows from investing activities:
Additions to property, plant and equipment	(12,466)	(12,899)
Removal cost for the sale of property, plant and equipment	(2,038)	(187)
Additions to intangible assets	—	(72)

Net cash used in investing activities	(14,504)	(13,158)

Cash flows from financing activities:
Net repayments on line-of-credit	(26,500)	—
Borrowings of long-term debt	40,000	—
Dividends paid	—	(21,183)

Net cash provided by (used in) financing activities	13,500	(21,183)

Net increase in cash and cash equivalents	146,546	38,880
Cash and cash equivalents at beginning of period	13,630	5,561

Cash and cash equivalents at end of period	$160,176	$44,441

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$4,878	$5,506

Income taxes	$12,498	$2,260

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of California Steel Industries, Inc. as of June 30, 2008 and December 31, 2007 (audited) and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, the information reflects all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations for the periods indicated.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto contained in California Steel Industries, Inc.’s Form 10-K for the year ended December 31, 2007. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results expected for the full year ending December 31, 2008.

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

At June 30, 2008, the Company’s hedges (see note 5) are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

In April 2008, the FASB Staff Position (“FSP”) issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of FSP SFAS 142-3 will have on its results of operation and financial position or cash flows, but does not expect it to have a material impact.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial condition.

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Finished goods	$23,402	$23,400
Work in process	43,601	44,330
Raw materials	107,699	178,774
Supplies	30,622	26,402

	205,324	272,906
Inventory reserves	—	(957)

Total	$205,324	$271,949

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

In September 2005, the Company entered into a five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of June 30, 2008. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires that the Company maintain certain financial ratios and other financial covenants. The Company was in compliance with all the covenants at June 30, 2008.

5. Commitments and Contingencies

At June 30, 2008, the Company is committed in the form of open purchase orders, to purchase approximately $488,937,000 in steel and other goods and services, of which $35,627,000 are from related parties.

When market conditions warrant, the Company enters into contracts to purchase certain commodities used in the manufacturing of its products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as the Company takes possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No 133 by the Company. None of the Company’s current contracts are designated as hedges. As of June 30, 2008, the fair value of these contracts was an asset of approximately $421,000.

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

The Company is addressing environmental concerns caused by the former occupant at the Company’s Fontana site. The Company engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, the Company developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in other liabilities at June 30, 2008 and December 31, 2007. The DTSC has not yet completed its review and approval of the Company’s remediation plan; however, preliminary discussions between the DTSC and the Company have not indicated the need for any significant changes to the remediation plan or the Company’s estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

6. Income Taxes

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of June 30, 2008, the Company does not have any unrecognized tax benefits. As of December 31, 2007, the balance of the Company’s unrecognized tax benefits was $1,590,000. The decrease in the unrecognized tax benefits is due to the completion of audits that were in progress as of December 31, 2007 and the expiration of the statute of limitations. The entire decrease of $1,590,000 reduced the Company’s effective tax rate. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

The following risk factors may affect the Company’s operating results and the environment within which the Company conducts its business:

•	Fluctuations in raw materials and freight prices as a result of changes industry dynamics, increased oil prices and global steel consumption;

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

Results of Operations

	Tons Billed Three months ended June 30,		Tons Billed Six months ended June 30,
	2008	2007	2008	2007
Hot Rolled	169,930	159,530	346,161	323,779
Cold Rolled	45,681	44,750	103,721	79,942
Galvanized	146,853	179,801	314,471	356,690
ERW Pipe	70,307	59,251	133,380	115,851

Total	432,771	443,332	897,733	876,262

Net sales. Net sales for the three months ended June 30, 2008 increased $95,326,000, or 28.4%, to $431,118,000 as compared to $335,792,000 for the three months ended June 30, 2007. Year-to-date net sales increased $149,840,000, or 23.0% to $800,315,000 for the six months ended June 30, 2008 as compared to $650,475,000 for the six months ended June 30, 2007. Billed tons decreased by 10,561 net tons, or 2.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 which decreased net sales by $8,125,000. Year-to-date billed tons increased by 21,471 net tons, or 2.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 which increased net sales by $14,862,000. The average unit price was higher for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007. The higher average unit price increased net sales approximately $104,853,000 for the three months and $132,952,000 for the six months ended June 30, 2008. Additionally, higher value product mix increased net sales approximately $1,074,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Year-to-date net sales decreased $536,000 due to lower value product mix during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Gross profit. Gross profit for the three months ended June 30, 2008 increased $54,000,000, or 216.3%, to $78,965,000 as compared to $24,965,000 for the three months ended June 30, 2007. Year-to-date gross profit increased $69,492,000, or 196.2%, to $104,911,000 for the six months ended June 30, 2008 compared to $35,419,000 for the six months ended June 30, 2007. Gross profit as a percentage of net sales increased to 18.3% for the three months ended June 30, 2008 from 7.4% for the three months ended June 30, 2007 and to 13.1% for the six months ended June 30, 2008 from 5.4% for the six months ended June 30, 2007. The increase in gross profit is attributable to the higher average selling price, which was partially offset by the increase in raw material consumption costs.

Selling, general and administrative expenses (SG&A). Selling, general and administrative expenses for the three months ended June 30, 2008 increased $955,000, or 13.5%, to $8,023,000 as compared to $7,068,000 for the three months ended June 30, 2007. Year-to-date SG&A expenses decreased $79,000, or 0.5%, to $14,847,000 for the six months ended June 30, 2008 compared to $14,926,000 for the six months ended June 30, 2007. SG&A as a percentage of net sales was 1.9% for the three and six months ended June 30, 2008 as compared to 2.1% and 2.3% for the three and six months ended June 30, 2007. There was no single factor which attributed to this decrease except for the increase in net sales due to the higher average sales price.

Interest expense, net. Interest expense for the three months ended June 30, 2008 decreased $351,000, or 14.5%, to $2,065,000 as compared to $2,416,000 for the three months ended June 30, 2007. Year-to-date interest expense decreased $836,000, or 15.6%, to $4,518,000 for the six months ended June 30, 2008 as compared to $5,354,000 for the six months ended June 2007. The decrease is largely attributable to a lower average interest rate and higher interest income during the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. Interest expense is net of interest income and capitalized interest. Interest income for the three and six months ended June 30, 2008 was $639,000 and $742,000, respectively, compared to $189,000 and $210,000 for the three and six months ended June 30, 2007. Capitalized interest for the three and six months ended June 30, 2008 was $101,000 and $168,000, respectively, as compared to $20,000 and $43,000 for the three and six months ended June 30, 2007.

Other income. Other income, net for the three months ended June 30, 2008 increased $2,681,000, or 234.1%, to $1,536,000 as compared to an expense of $1,145,000 for the three months ended June 30, 2007. Year-to-date other income increased $1,231,000, or 83.2%, to $2,711,000 for the six months ended June 30, 2008 as compared to $1,480,000 for the six months ended June 20, 2007. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income taxes. Due to higher income before taxes, the Company’s income tax expense increased $19,783,000 to $25,868,000 for the three months ended June 30, 2008 from $6,085,000 for the three months ended June 30, 2007. As a result of higher income before taxes, year-to-date income tax expense increased $25,366,000 to $32,303,000 for the six months ended June 30, 2008 from $6,937,000 for the six months ended June 30, 2007. The effective tax rate was 36.9% and 37.5% for the three and six months ended June 30, 2008 compared to 42.7% and 42.3% for the three and six months ended June 30, 2007. The decrease in the effective tax rate is attributable to (i) an increase in the deduction of permanent differences as a percentage of pre-tax book income, which is significantly greater in 2008 compared to 2007, and (ii) a credit resulting from the expiration of the statute of limitations in connection with an unrecognized tax benefit of $1,230,000.

Net income. Net income for the three and six months ended June 30, 2008 was $44,241,000 and $53,849,000, respectively, compared to net income of $8,175,000 and $9,481,000 for the three and six months ended June 30, 2007.

Certain Liquidity and Capital Resources

At June 30, 2008, the Company had $160,176,000 in cash and cash equivalents and over $109,250,000 in financing available under its credit facility. During the six months ended June 30, 2008, cash flows provided by operating activities were $147,550,000 which consisted of generation of cash flow of $53,849,000 in net income, $16,379,000 in depreciation and amortization expense, $2,105,000 on the loss on the disposition of property, plant and equipment and $75,217,000 due to changes in assets and liabilities. Changes in assets and liabilities which increased operating cash flow were a $66,625,000 decrease in inventories, a $2,078,000 decrease in other receivables and prepaid expenses, a $26,675,000 increase in accounts payable, a $21,448,000 increase in income tax payable, a $206,000 increase in accrued interest expense and a $3,303,000 increase in other accrued expenses and liabilities. Changes in assets and liabilities which decreased operating cash flow were a $45,118,000 increase in accounts receivable. Cash flows used in investing activities during the six months ended June 30, 2008 consisted of $12,466,000 of capital expenditures and $2,038,000 for removal cost on the disposition of property, plant and equipment. Cash flows from financing activities during the six months ended June 30, 2008 consisted of $26,500,000 net payments under the revolver and borrowings of $40,000,000 on the new term loan which was funded on April 1, 2008. This term loan is with The Bank of Tokyo-Mitsubishi, Ltd. and is an unsecured five-year term loan which will be used to finance construction of the second reheat furnace and other working capital needs. During the six months ended June 30, 2008, the Company also made interest payments of $4,593,750 on its 6.125% senior notes due in 2014.

The Company maintains a five year $110,000,000 credit facility, which expires in September 2010, with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to satisfaction of customary conditions and a borrowing base, advances under this new credit facility may be made at any time prior to the credit facility termination date. There were no borrowings under the credit facility as of June 30, 2008. The credit facility is collateralized by account receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires that the Company maintain certain financial ratios and other financial covenants. The Company was in compliance with all the covenants at June 30, 2008.

The Company has outstanding an aggregate of $150,000,000 of ten-year, 6.125% senior unsecured notes due in March 2014. Interest on the Company’s 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all the Company’s subordinated indebtedness and equal in right of payment to all of its existing and future indebtedness that is not by its terms subordinated to the notes. The Company may redeem the notes at any time after March 15, 2009. The indenture governing the notes contains covenants that limit the Company’s ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of its assets and the assets of certain subsidiaries on a consolidated basis. The Company was in compliance with all the bank covenants at June 30, 2008.

The Company currently has approximately $40,898,000 in material commitments for capital expenditures expected to be completed during fiscal year 2008. These represent signed purchase orders for various production facility upgrades. The Company’s total budget for capital improvements in 2008 is approximately $51,076,000, of which $31,076,000 relates to the second reheat furnace.

The Company anticipates that its primary liquidity requirements will be for working capital, capital expenditures, debt service and payment of dividends. The Company believes that cash generated from operations and available borrowing under its credit facility will be sufficient to enable it to meet its liquidity requirements for fiscal year 2008.

Commitments and Contingencies

The following table represents a comprehensive list of the Company’s contractual obligations and commitments as of June 30, 2008 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$190,000	$—	$20,000	$20,000	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	839	573	266	—	—
Purchase Obligations (1)	488,937	488,937	—	—	—
Estimated Interest Payments on Debt (2)	56,834	10,559	20,572	19,196	6,507
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	1,260	72	145	145	898

Total	$739,670	$500,141	$41,783	$40,341	$157,405

(1)	Amounts relate to contractual commitments to purchase $441,662,000 ($35,627,000 from a related party) of steel slabs, material commitments for capital expenditures of $40,898,000 and the remaining $6,377,000 relates to other assorted contractual commitments.
(2)	Amounts represent the annual accrued interest on the Company’s $150,000,000 ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on the Company’s $40,000,000 five-year unsecured term loan maturing in April 2013.
(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 5 to the Financial Statements.

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

For fixed rate debt instruments such as the Company’s 6.125% senior notes and term loan, changes in the interest rates generally affect the fair value of such debt instruments. For variable rate debt such as its credit facility, changes in interest rates generally do not affect the fair value of such debt, but does affect earnings and cash flow. The Company does not have an obligation to repay its fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. The Company believes that the interest rate on its 6.125% senior notes and term loan approximate the current rates available for similar types of financing and as a result the $150,000,000 and $40,000,000, respectively, carrying amount of the senior notes and term loan approximate fair value. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. The credit facility bears interest at the Eurodollar rate or the prime rate, which were 3.4% (one months rate) (including margin) and 5.0%, respectively, at June 30, 2008. The Company does not expect to borrow any money from its credit facility during the remainder of 2008, however, if the Company had to borrow and its estimated average amount of debt outstanding under the facility for the remaining of fiscal year 2008 was approximately $10,000,000, a one-percentage point increase in interest rates would result in an increase in interest expense of $100,000 for the year.

The Company does not believe that the future market rate risk related to its fixed rate debt and floating rate credit facility will have a material impact on its financial position, results of operations or liquidity.

The Company’s daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing its products. The Company is currently a full-service bundled utility customer of Southern California Edison. During 2008, the Company’s electricity costs are not expected to change materially from 2007 levels. The Company’s electricity costs as a component of cost of goods sold for the three and six months ended June 30, 2008 and 2007, respectively, were approximately 1.8% and 1.9% for 2008 and 2.2% and 2.2% for 2007.

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

The Company currently has in place fixed-price purchase agreements for approximately 12% of its natural gas commodity requirements for 2008, and approximately 14% of basis. The Company continues to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when the Company deems it appropriate or when opportunities present themselves. The Company’s natural gas costs as a component of cost of goods sold for the three and six months ended June 30, 2008 and 2007, respectively, were approximately 2.4% and 2.5% for 2008 and 2.2% and 2.4% for 2007.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending June 30, 2008 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of June 30, 2008, that there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect its internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time in the ordinary course of business, subject to various pending or threatened legal actions. The Company believes that any ultimate liability arising from pending or threatened legal actions should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 5.	OTHER MATTERS

(a)	During the July 2008, meeting of the Board of Directors, the Board approved a restatement of the Company’s Bylaws dated as of April 1, 2008. The purpose of the restatement was to update the Bylaws to provide for enhanced corporate governance and to conform to changes in the agreement between the Company’s shareholders.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index included herein immediately following the Signature Page.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on May 8, 2008

Item 5.02(c). Election of Directors; Appointment of Certain Officers

Announcement of appointment of Vicente Wright as Chief Executive Officer and Masakazu Kurushima as Chairman of the Board of Directors

(2)	Form 8-K filed on July 15, 2008

Item 2.02. Result of Operations and Financial Condition

Use of Non-GAAP Financial Measures in Second Quarter 2008 Financial Results disclosed in Press Release

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2008

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Restated Bylaws of the Registrant dated as of April 1, 2008.

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation. (1)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (6)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as file with the Securities and Exchange Commission on April 25, 2008.