Form 10-K/A
period 2007-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2008-09-22
CIK 751799

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

As of September 22, 2008, 4,000 shares of the Company’s common stock, no par value, were outstanding.

EXPLANATORY NOTE

California Steel Industries, Inc., is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amendment”) for the year ended December 31, 2007, which was originally filed on March 25, 2008 (“Original Filing”), to restate certain sections of the Section 302 certifications. The purpose of the restatement is to add additional language which is required by Item 601(B)(31) of Regulation S-K as a result of the inclusion of the report by management on the effectiveness of the company’s internal control over financial reporting in Item 9A of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits:

31.1	Restated Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Restated Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

September 22, 2008

CALIFORNIA STEEL INDUSTRIES, INC.

By:	/s/ VICENTE WRIGHT
Vicente Wright, President and Chief Executive Officer