Form 10-Q/A
period 2008-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2008-09-22
CIK 751799

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

As of September 22, 2008, 4,000 shares of the Company’s common stock, no par value, were outstanding.

EXPLANATORY NOTE

California Steel Industries, Inc., is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amendment”) for the quarter ended June 30, 2008, which was originally filed on July 28, 2008 (“Original Filing”), to restate certain sections of the Section 302 certifications. The purpose of the restatement is to add additional language which is required by Item 601(B)(31) of Regulation S-K as a result of the inclusion of the report by management on the effectiveness of the company’s internal control over financial reporting in Item 4 of the Original Filing.

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