Form 10-Q
period 2008-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2008-11-06
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(909) 350-6200

(Registrant’s telephone number including area code)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

As of November 6, 2008, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

($ in thousands except share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$86,252	$13,630
Trade accounts receivable, less allowance for doubtful accounts of $1,000 at September 30, 2008 and $400 at December 31, 2007	119,394	67,365
Inventories, net	372,528	271,949
Prepaid income taxes	10,543	14,495
Other receivables and prepaid expenses	1,917	3,914

Total current assets	590,634	371,353
Other assets	5,679	5,001
Property, plant and equipment, net	246,543	247,064

Total assets	$842,856	$623,418

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$182,344	$51,936
Accrued interest expense	740	2,838
Accrued utilities	6,324	3,159
Deferred income taxes	2,583	2,583
Other accrued expenses	18,209	6,262
Current portion of long-term debt	2,500	—

Total current liabilities	212,700	66,778

Other liabilities	2,970	2,924
Long-term debt	187,500	176,500
Deferred income taxes	49,794	49,794
Commitments and contingencies

Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	349,892	287,422

Total stockholders’ equity	389,892	327,422

Total liabilities and stockholders’ equity	$842,856	$623,418

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Income

($ in thousands)

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)
	2008	2007	2008	2007
Net sales	$440,836	$335,446	$1,241,151	$985,921
Cost of sales	370,086	327,158	1,065,490	942,214

Gross profit	70,750	8,288	175,661	43,707
Selling, general and administrative expenses	9,051	6,930	23,898	21,856
Loss on disposition of property, plant and equipment	770	23	2,875	224

Income from operations	60,929	1,335	148,888	21,627
Other (expense) income:
Interest expense, net	(1,801)	(2,289)	(6,319)	(7,643)
Other, net	(1,642)	3,737	1,069	5,217

Income before income tax expense	57,486	2,783	143,638	19,201
Income tax expense	21,940	1,000	54,243	7,937

Net income	35,546	1,783	89,395	11,264

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

($ in thousands)

	Nine months ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$89,395	$11,264
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,659	23,496
Deferred income taxes	—	2,257
Loss on disposition of property, plant and equipment	2,875	224
Change in assets and liabilities:
Trade accounts receivable, net	(52,029)	(10,066)
Inventories, net	(100,579)	(81,321)
Other receivables and prepaid expenses	1,963	(3,076)
Accounts payable	130,408	97,889
Income taxes payable	3,952	4,093
Accrued interest expense	(2,098)	(2,336)
Other accrued expenses and liabilities	15,158	(1,230)

Net cash provided by operating activities	113,704	41,194

Cash flows from investing activities:
Additions to property, plant and equipment	(24,711)	(18,716)
Removal cost, net of proceeds from sale of property, plant and equipment	(2,038)	(210)
Additions to intangible assets	(908)	(174)

Net cash used in investing activities	(27,657)	(19,100)

Cash flows from financing activities:
Net repayments on line-of-credit	(26,500)	—
Borrowings of long-term debt	40,000	—
Dividends paid	(26,925)	(21,183)

Net cash used in financing activities	(13,425)	(21,183)

Net increase in cash and cash equivalents	72,622	911
Cash and cash equivalents at beginning of period	13,630	5,561

Cash and cash equivalents at end of period	$86,252	$6,472

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$9,679	$10,140

Income taxes	$51,992	$4,671

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements

(Unaudited)

1. Basis of Presentation

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us,” and “our” in these Notes to the Financial Statements refers to California Steel Industries, Inc.

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Financial Statements. Our interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for year ended December 31, 2007. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results expected for the full year ending December 31, 2008.

Reclassification

To maintain consistency and comparability, certain prior-year amounts were reclassified to conform to the current-year presentation. To conform to the current year presentation, we reclassified to additions to intangible assets, $174,000 for the nine months ended September 30, 2007, which was previously reported in other receivables and prepaid expenses within cash provided by operating activities on our statements of cash flows.

This reclassification had no affect on previously reported income from operations income, net income or shareholders’ equity.

Recent Accounting Pronouncements

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

At September 30, 2008, our hedges (see note 4) are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R beginning in the first quarter of fiscal year 2009. We are currently evaluating the effect that the adoption of SFAS 141R will have on our results of operation and financial position or cash flows, but we do not expect it to have a material impact.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 beginning in the first quarter of fiscal year 2009. We are currently evaluating the effect that the adoption of SFAS 161 will have on our results of operation and financial position or cash flows, but we do not expect it to have a material impact.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

2. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Finished goods	$51,094	$23,400
Work in process	34,303	44,330
Raw materials	256,749	178,774
Supplies	30,983	26,402

	373,129	272,906
Inventory reserves	(601)	(957)

Total	$372,528	$271,949

3. Credit Facility

On March 28, 2008, we entered into a Term Loan Agreement with The Bank of Tokyo-Mitsubishi, Ltd. for a $40,000,000 unsecured five-year term loan to finance construction of our second reheat furnace and other working capital needs. The Term Loan Agreement provides for a single loan disbursement of the entire principal amount on April 1, 2008. Interest on the principal balance of the loan shall accrue at a rate of 3.38% for the first two years of the loan and a rate of 3.58% for the remaining three years of the loan. Quarterly principal payments commence in July 2009 and the Term Loan matures in April 2013.

In September 2005, we entered into a five year $110,000,000 credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of September 30, 2008. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires us to maintain certain financial ratios and other financial covenants. We were in compliance with all the covenants at September 30, 2008.

4. Commitments and Contingencies

At September 30, 2008, we are committed in the form of open purchase orders, to purchase approximately $240,499,000 in steel and other goods and services, of which $41,800,000 are from related parties.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No 133 by us. None of our current contracts are designated as hedges. As of September 30, 2008, the fair value of these contracts was a liability of approximately $1,035,000.

We have been contacted by various governmental agencies regarding specified environmental matters at our operating facility in Fontana, California. During September 1990, we reached preliminary agreement with the California Regional Department of Health Services, which allows us to draft our own remediation agreement and move forward with our own plan of action at our operating facility. In November 1992, we entered into a Voluntary and Enforceable Agreement (the “Agreement”) with the California Department of Toxic Substances Control (“DTSC”) which sets forth certain terms and conditions related to the remediation of hazardous substances at our operating facility. The Agreement also preserves our right as to future assignment and apportionment of costs to other parties.

We are addressing environmental concerns caused by the former occupant at our Fontana site. We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1,800,000, which is included in other liabilities at September 30, 2008 and December 31, 2007. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

We are involved in legal actions and claims arising in the ordinary course of business. It is in our opinion, based on advice of legal counsel, that this litigation will be resolved without material effect on our financial position, results of operations, or liquidity.

We are self-insured for workers’ compensation. The accrued liability associated with these programs is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, the our claims development history, case jurisdiction, related legislation, and our claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

5. Income Taxes

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of September 30, 2008, we do not have any unrecognized tax benefits. As of December 31, 2007, the balance of our unrecognized tax benefits was $1,590,000. The decrease in the unrecognized tax benefits is due to the completion of audits that were in progress as of December 31, 2007 and the expiration of the statute of limitations. Of this decrease $1,230,000 reduced our effective tax rate. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us,” and “our” in these Notes to the Financial Statements refers to California Steel Industries, Inc.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Significant Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Overview

California Steel is the leading producer of flat rolled steel in the western United States based on tonnage billed. We produce the widest range of flat rolled steel products in the region, including hot rolled, cold rolled and galvanized coil and sheet. We also produce electric resistance welded (referred to herein as ERW) pipe. Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. Our principal market consists of the 11 states located west of the Rocky Mountains. We have two main competitors located in the western United States. Steel products are also supplied to the western United States via imports from foreign companies and from domestic suppliers located outside the western United States. We believe our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships provide us with significant advantages over our competition.

Financial Reporting Changes

To maintain consistency and comparability, certain prior-year amounts were reclassified to conform to the current-year presentation as described in Note 1, Basis of Presentation, of the Notes to Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations

	Tons Billed Three months ended September 30,		Tons Billed Nine months ended September 30,
	2008	2007	2008	2007
Hot Rolled	126,263	144,137	472,424	467,916
Cold Rolled	26,760	47,160	130,481	127,102
Galvanized	125,830	176,605	440,301	533,295
ERW Pipe	73,157	70,623	206,537	186,474

Total	352,010	438,525	1,249,743	1,314,787

Net sales

Net sales for the three months ended September 30, 2008 increased $105,390,000, or 31.4%, to $440,836,000 as compared to $335,446,000 for the three months ended September 30, 2007. Year-to-date net sales increased $255,230,000, or 25.9% to $1,241,151,000 for the nine months ended September 30, 2008 as compared to $985,921,000 for the nine months ended September 30, 2007. Billed tons decreased by 86,515 net tons, or 19.7%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 which decreased net sales by $62,824,000. Year-to-date billed tons decreased by 65,044 net tons, or 4.9%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 which decreased net sales by $46,946,000. The average unit price was higher for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007. The higher average unit price increased net sales approximately $168,872,000 for the three months and $301,186,000 for the nine months ended September 30, 2008. Additionally, higher value product mix increased net sales approximately $2,633,000 for the three months and $1,718,000 for the nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. Freight and outside processing revenues were lower by $2,871,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Gross profit

Gross profit for the three months ended September 30, 2008 increased $62,462,000, or 753.6%, to $70,750,000 as compared to $8,288,000 for the three months ended September 30, 2007. Year-to-date gross profit increased $131,954,000, or 301.9%, to $175,661,000 for the nine months ended September 30, 2008 compared to $43,707,000 for the nine months ended September 30, 2007. Gross profit as a percentage of net sales increased to 16.0% for the three months ended September 30, 2008 from 2.5% for the three months ended September 30, 2007 and to 14.2% for the nine months ended September 30, 2008 from 4.4% for the nine months ended September 30, 2007. The increase in gross profit is attributable to the higher average selling price, which was partially offset by the increase in raw material consumption costs.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses for the three months ended September 30, 2008 increased $2,121,000, or 30.6%, to $9,051,000 as compared to $6,930,000 for the three months ended September 30, 2007. Year-to-date SG&A expenses increased $2,042,000 or 9.3%, to $23,898,000 for the nine months ended September 30, 2008 compared to $21,856,000 for the nine months ended September 30, 2007. SG&A as a percentage of net sales was 2.1% and 1.9% for the three and nine months ended September 30, 2008 as compared to 2.1% and 2.2% for the three and nine months ended

September 30, 2007. The largest factor contributing to the increase in SG&A for the three and nine months ended September 30, 2008 was salaries due to a one time lump sum payment to all employees as additional compensation and an increase in profit sharing which is calculated as a percentage of income before taxes.

Interest expense, net

Interest expense for the three months ended September 30, 2008 decreased $488,000, or 21.3%, to $1,801,000 as compared to $2,289,000 for the three months ended September 30, 2007. Year-to-date interest expense decreased $1,324,000, or 17.3%, to $6,319,000 for the nine months ended September 30, 2008 as compared to $7,643,000 for the nine months ended September 30, 2007. The decrease is largely attributable to a lower average interest rate and higher interest income during the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. Interest expense is net of interest income and capitalized interest which were higher for the three and nine months ended September 30, 2008 compared to 2007, thus reducing net interest expense in 2008. Interest income for the three and nine months ended September 30, 2008 was $784,000 and $1,526,000, respectively, compared to $216,000 and $425,000 for the three and nine months ended September 30, 2007. Capitalized interest for the three and nine months ended September 30, 2008 was $190,000 and $358,000, respectively, as compared to $21,000 and $64,000 for the three and nine months ended September 30, 2007.

Other income, net

Other income, net for the three months ended September 30, 2008 decreased $5,379,000, or 143.9%, to $1,642,000 expense as compared to income of $3,737,000 for the three months ended September 30, 2007. Year-to-date other income decreased $4,148,000, or 79.5%, to $1,069,000 for the nine months ended September 30, 2008 as compared to $5,217,000 for the nine months ended September 30, 2007. Other income, net is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income taxes

Due to higher income before taxes, income tax expense increased $20,940,000 to $21,940,000 for the three months ended September 30, 2008 from $1,000,000 for the three months ended September 30, 2007. As a result of higher income before taxes, year-to-date income tax expense increased $46,306,000 to $54,243,000 for the nine months ended September 30, 2008 from $7,937,000 for the nine months ended September 30, 2007. The effective tax rate was 38.2% and 37.8% for the three and nine months ended September 30, 2008 compared to 35.9% and 41.3% for the three and nine months ended September 30, 2007. The decrease in the year-to-date effective tax rate for 2008 is attributable to (i) an increase in the deduction of permanent differences as a percentage of pre-tax book income, which is significantly greater in 2008 compared to 2007, and (ii) a credit resulting from the expiration of the statute of limitations in connection with an unrecognized tax benefit of $1,230,000.

Net income

Net income for the three and nine months ended September 30, 2008 was $35,546,000 and $89,395,000, respectively, compared to net income of $1,783,000 and $11,264,000 for the three and nine months ended September 30, 2007.

Liquidity and Capital Resources

We ended the third quarter of fiscal year 2008 with $86,252,000 of cash and cash equivalents and over $109,000,000 in financing available under our credit facility. During the nine months ended September 30, 2008, cash flows provided by operating activities were $113,704,000 which consisted of generation of cash flow of $89,395,000 in net income, $24,659,000 in depreciation and amortization expense, and $2,875,000 on the loss on the disposition of property, plant and equipment and cash outflow of $3,225,000 due to changes in assets and liabilities. Changes in assets and liabilities which increased operating cash flow were a $1,963,000 decrease in other receivables and prepaid expenses, a $130,408,000 increase in accounts payable, a $3,952,000 increase in income tax payable and a $15,158,000 increase in other accrued expenses and liabilities. Changes in assets and liabilities which decreased operating cash flow were a $52,029,000 increase in accounts receivable, a $100,579,000 increase in inventories and a $2,098,000 decrease in accrued interest expense. Cash flows used in investing activities during the nine months ended September 30, 2008 consisted of $24,711,000 of capital expenditures, $2,038,000 for removal cost, net of proceeds from sale of the disposition of property, plant and equipment and $908,000 in additions to intangible assets. During the nine months ended September 30, 2008, cash flows provided by financing activities were borrowings of $40,000,000 on the new term loan and cash outflows of $26,500,000 for net payments on our line-of-credit and $26,925,000 for dividends paid to our shareholders. During the nine months ended September 30, 2008, we made interest payments on our senior notes and term loan of $9,188,000 and $342,000, respectively.

We maintain a five year $110,000,000 credit facility, which expires in September 2010, with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. There were no borrowings under the credit facility as of September 30, 2008. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires that we maintain certain financial ratios and other financial covenants. We were in compliance with all the covenants at September 30, 2008.

We have outstanding an aggregate of $150,000,000 of ten-year, 6.125% senior unsecured notes due in March 2014. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after March 15, 2009. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets. We were in compliance with all the bank covenants at September 30, 2008.

On March 28, 2008, we entered into a Term Loan Agreement with The Bank of Tokyo-Mitsubishi, Ltd. for a $40,000,000 unsecured five-year term loan to finance construction of our second reheat furnace and other working capital needs. The Term Loan Agreement provides for a single loan disbursement of the entire principal amount on April 1, 2008. Interest on the principal balance of the loan shall accrue at a rate of 3.38% for the first two years of the loan and a rate of 3.58% for the remaining three years of the loan. Quarterly principal payments commence in July 2009 and the Term Loan matures in April 2013.

We currently have approximately $36,138,000 in material commitments for capital expenditures expected to be completed during the remainder of fiscal year 2008. These represent signed purchase orders for various production facility upgrades. Our total budget for capital improvements in 2008 is approximately $51,076,000, of which $31,076,000 relates to the second reheat furnace.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and payment of dividends. We believe that cash generated from operations and available borrowing under our credit facility will be sufficient to enable us to meet our liquidity requirements for fiscal year 2008.

Contractual Obligations and Commitments

The following table represents a comprehensive list of our contractual obligations and commitments as of September 30, 2008 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$190,000	$2,500	$20,000	$17,500	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	804	430	352	22	—
Purchase Obligations (1)	240,499	240,499	—	—	—
Estimated Interest Payments on Debt (2)	54,195	10,558	20,411	19,015	4,211
Planned Expenditures on Environmental Matters (3)	1,800	—	800	1,000	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	1,242	72	145	145	880

Total	$488,540	$254,059	$41,708	$37,682	$155,091

(1)	Amounts relate to contractual commitments to purchase $193,747,000 ($41,800,000 from a related party) of steel slabs, material commitments for capital expenditures of $36,138,000 and the remaining $10,614,000 relates to other assorted contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150,000,000 ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40,000,000 five-year unsecured term loan maturing in April 2013.
(3)	Amounts reflect the anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 4 of the Financial Statements.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no change in our significant accounting policies since the end of 2007.

Recent Accounting Pronouncements

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

At September 30, 2008, our hedges (see Note 4 of the Financial Statements) are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 141R beginning in the first quarter of fiscal year 2009. We are currently evaluating the effect that the adoption of SFAS 141R will have on our results of operation and financial position or cash flows, but we do not expect it to have a material impact.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 beginning in the first quarter of fiscal year 2009. We are currently evaluating the effect that the adoption of SFAS 161 will have on our results of operation and financial position or cash flows, but we do not expect it to have a material impact.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ( the “Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1, Business, of our Annual Report on Form 10-K for the year ended December 31, 2007, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

The following risk factors may affect our operating results and the environment within which we conduct our business:

•	Fluctuations in raw materials and freight prices as a result of changes industry dynamics, increased oil prices and global steel consumption;

•

Our substantial indebtedness, interest expense and principal repayment obligations under our credit facility, when drawn upon, and 6.125% senior notes, which could limit its ability to use operating cash flow in our business other than for debt-servicing obligations, obtain additional financing and react to changing market and general conditions, and which increase our vulnerability to interest rate increases;

•

The possibility of deadlocks among our board of directors that could result in delays in making important business decisions which could result in a competitive disadvantage due to the size of the board currently consisting of four members as elected by our two stockholders, each of whom holds 50% of our stock;

•	Fluctuations in commodity prices for our electricity and natural gas requirements, as well as the viability of the electrical power distribution system within the State of California;

•	Possible adverse effects resulting from new U.S. trade measures or increases in tariffs on imported steel slab;

•	Competitive factors and pricing pressures;

•	The ability to control costs and maintain quality;

•	Future expenditures for capital projects;

•	Fluctuations in the cost of management and hourly labor or other resources necessary to successfully operate our manufacturing plant;

•	Our ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements;

•	Legal claims and litigation against us;

•	Changes in, or any failure to comply with, governmental regulations;

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

We are exposed to market risks related to fluctuations in interest rates on our $110,000,000 floating interest rate credit facility. We do not currently use interest rate swaps or other types of derivative financial instruments.

For fixed rate debt instruments such as our senior notes and term loan, changes in the interest rates generally affect the fair value of such debt instruments. For variable rate debt such as our credit facility, changes in interest rates generally do not affect the fair value of such debt, but does affect earnings and cash flow. We do not have an obligation to repay our fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our senior notes and term loan approximate the current rates available for similar types of financing and as a result the $150,000,000 and $40,000,000, respectively, carrying amount of the senior notes and term loan approximate fair value. The carrying value of our floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. The credit facility bears interest at the Eurodollar rate or the prime rate, which were 4.4% (one months rate) (including margin) and 5.0%, respectively, at September 30, 2008. We expect to borrow approximately $71,000,000 from our credit facility during the remainder of 2008. We estimate the average amount of debt outstanding under the facility for the remaining of fiscal year 2008 will be approximately $54,000,000. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $540,000 for the year.

We do not believe that the future market rate risk related to our fixed rate debt and floating rate credit facility will have a material impact on our financial position, results of operations or liquidity.

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to lower production during 2008, our electricity costs are expected to be lower than 2007 levels. Our electricity costs as a component of cost of goods sold for the three and nine months ended September 30, 2008 and 2007, were approximately 1.8% each for 2008 and 2.6% and 2.4% for 2007, respectively.

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

We currently have in place fixed-price purchase agreements for approximately 47% of our natural gas commodity requirements for 2008, and approximately 29% of basis. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. Our natural gas costs as a component of cost of goods sold for the three and nine months ended September 30, were approximately 2.5% each for 2008 and 2.0% and 2.3% for 2007, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending September 30, 2008 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of September 30, 2008, that there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index included herein immediately following the Signature Page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA STEEL INDUSTRIES, INC.

November 6, 2008	By:	/s/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Restated Bylaws of the Registrant dated as of April 1, 2008. (7)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated June 27, 1995, by and among Rio Doce Limited, Companhia Vale do Rio Doce, Kawasaki Steel Holdings (USA), Inc. and Kawasaki Steel Corporation. (1)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (6)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on April 25, 2008.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on July 28, 2008.