Form 10-K
period 2008-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2009-03-13
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(909) 350-6300

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:    ☐  Yes    ☒  No

As of March 13, 2009, the registrant had 4,000 shares of its common stock issued and outstanding.

CAUTIONARY STATEMENT PURSUANT TO THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provided a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K.

CALIFORNIA STEEL INDUSTRIES, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended December 31, 2008

i

PART I

Item 1.	Business

Description of Business

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us,” and “our” in this Annual Report on Form 10-K refers to California Steel Industries, Inc. California Steel is the leading producer of flat rolled steel in the western United States based on tonnage billed. We produce the widest range of flat rolled steel products in the region, including hot rolled, cold rolled and galvanized coil and sheet. We also produce electric resistance welded (“ERW”) pipe. Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. Our principal market consists of the 11 states located west of the Rocky Mountains. We believe our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships provide us with significant advantages over our competition.

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

Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. As a result, we do not have the fixed costs associated with the manufacturing of steel. Historically, raw material costs comprise approximately 70% to 75% of our cost of goods sold. In the past few years, raw materials costs have increased due to higher slab and zinc costs; hence, our raw materials costs were approximately 80% of our cost of goods sold, excluding the lower of cost or market adjustment. We believe we are one of the largest purchasers of steel slab in the world. Our purchasing power provides us with the ability to negotiate favorable terms and conditions for steel slab from low cost and high quality producers throughout the world. Generally, prices of our flat rolled steel products have experienced a correlation to the prices of steel slab. Although we remain subject to the cyclicality inherent in the steel industry, we believe this correlation, combined with our slab-based business model, has historically protected our operating margins when compared to other flat rolled steel producers.

Recent Industry Conditions

Fiscal year 2008 turned out to be a year of extremes for flat rolled and tubular steel products. During the first half of the year the recession in the U.S. economy was becoming more apparent as witnessed by declining housing and commercial building construction, reduced automotive and durable good sales and deepening sub-prime loan problems and general tightening of the money supply. Stronger economic conditions in Europe, South America and Asia coupled with the continuing weakening U.S. economy and currency, caused a significant amount of steelmaking raw materials, semi-finished, scrap and finished steel products to be diverted from the U.S. market to stronger economies throughout the world. This situation together with rapidly escalating costs for energy and metallics created a condition where steel products in the United States were becoming short in supply and production costs were increasing at a record rate. These economic conditions caused the prices of steel products to increase to record levels. California Steel was successful at increasing the average sales price by 83% from January to December of 2008. Flat rolled products were the primary price drivers during the first half of the year. However, as orders for flat rolled products leveled off, due to declining consumer demand during the second half of the year, strong oil and gas distribution markets supported significant price increases for line pipe products. As world steel supply and demand began to balance during the early portion of the third quarter, the U.S. economic condition began to deteriorate at an accelerated rate. During the fourth quarter of 2008, demand for flat rolled steel rapidly declined, causing inventories to grow and prices to decline. Due to the faltering economy and worldwide recession and lack of demand for our products, steel prices declined sharply. As our inventory is carried at the lower of cost or market, we made a $135.0 million write down of inventory to market value. As we enter 2009, these same waning economic conditions continue to impact the steel industry.

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

We continued to make selective investments designed to keep our facilities competitive or reduce operating costs. Total capital spending in 2008 was $49.0 million on various upgrades to our production facilities as well as safety and environmental improvements. Of this amount, capital spending related to the construction of the second reheat furnace was $27.9 million which is expected to be completed in October 2009. The second reheat furnace with state-of-the-art environmental technology will increase our capacity to produce an additional one million tons annually. This new reheat furnace will serve as a backup to our existing furnace and furthermore, we will be prepared for the next up turn in the market. The total cost of the project is estimated to be approximately $71.0 million.

Production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products. In late 2007, we initiated a cost reduction program that continued through 2008 and is still continuing into fiscal 2009.

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

The hot strip mill facility is primarily composed of the following:

•	A walking beam furnace with a capacity of approximately 7,000 tons of slab per day; and

•	An 86” mill which consists of five roughing stands, a scale breaker, six finishing stands and two down coilers.

In addition, the hot strip finishing lines are composed of the following:

•	An 80” coil slitter line that can trim product up to 0.375” in thickness and can be easily adjusted to meet a variety of customer-specified widths; and

•	3 skin pass lines used for surface and other coil improvements.

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

Five Stand Cold Reduction Mill

Pickled and oiled material may be further processed through the five stand cold reduction mill, which reduces the pickled steel strip from a gauge range of 0.075” to 0.225” to a range of 0.0098” to 0.1384” in thickness, with a maximum width of 60”. In the cold reduction process, pickled and oiled coils pass through five stands, arranged in tandem, with a predetermined amount of reduction taken on each stand until the final thickness is achieved upon exiting the fifth stand. Reductions are taken in one pass. The capacity of the five stand cold reduction mill is 1.50 million tons per year. Most material is further processed through the cold sheet mill or galvanized mills.

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

The cold rolled facility, with a current annual finished capacity of approximately 360 thousand tons, includes the following:

•	An electrolytic cleaning line;

•	Twenty hydrogen annealing bases; and

•	A 60” temper mill.

After cold reduction at the five stand cold reduction mill, the coil may be cleaned in a 200-feet to 1,000-feet per minute electrolytic cleaning line and then annealed. Hydrogen annealing is a process that heats steel coils to annealing temperatures in a pure hydrogen atmosphere and controls the cooling to restore ductility to our steel products that is lost as a result of cold reduction rolling. The strip is then run through final production in a 60” temper mill, where the steel is tempered to specified finish, shape and gauge.

Galvanizing Mills

Galvanized coil and sheet represent our highest value added products, requiring the greatest degree of processing and quality controls. We produce galvanized sheet by taking cold rolled coils, and in some instances, hot rolled coils, heating it in an in-line annealing furnace and run the sheet steel, while still hot, through a pot of molten zinc. As the steel strip leaves the pot, coating controls ensure product specifications match customer requirements. The steel’s corrosion resistance makes it ideal for applications like air conditioning units, air ducts, metal ties, studs, siding, decking and roofing.

We currently operate two continuous galvanizing lines and believe that our galvanizing facilities can produce the full range of coated steel. The first continuous galvanizing line is horizontally configured and produces gauges from 0.016” to 0.173”, with a capacity of 482 thousand tons per year. The second continuous galvanizing line is vertically configured and produces gauges from 0.0105” to 0.057”, with a capacity of 372 thousand tons per year.

Electric Resistance Welded (ERW) Pipe Mill

We produce ERW pipe by roll forming hot rolled skelp into a pipe shape, welding the edges together with a high frequency welder, annealing the weld and cutting the finished product to length on a continuous line. The ERW pipe then undergoes additional hydrostatic testing, after which it receives rigorous ultrasonic and electromagnetic inspection.

The pipe mill produces pipe with outside diameters ranging from 4.5” to 16” and wall thickness ranging from 0.156” to 0.406”, with lengths available up to 63 feet without mid-weld. Process coating is available through local coating applicators, one of whom leases space on our property. The ERW pipe mill has a current capacity of approximately 265 thousand tons per year.

Principal Products

Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance welded (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Hot rolled coil and sheet	36.0%	38.1%	40.3%	41.1%	44.8%
Cold rolled coil and sheet	10.1%	9.8%	8.7%	10.3%	10.7%
Galvanized coil and sheet	34.3%	38.1%	39.0%	37.9%	35.1%
ERW pipe	19.6%	14.0%	12.0%	10.7%	9.4%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Total tons billed, excluding scrap (in thousands)	1,443	1,728	1,930	1,814	2,106

Historically, hot rolled coil and sheet is our largest product category as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2008, we directed approximately 34.1% of our hot rolled production to outside sales, and we further processed approximately 65.9% internally for our own higher-margin, value added product needs.

Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, tubing and a variety of construction related products. In 2008, we directed approximately 23.3% of our cold rolled reduction production to outside sales, and we further processed approximately 76.7% internally for our own higher-margin, value added product needs.

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

Marketing and Customer Service

We believe that we provide a high level of customer service and product support in the western U.S. market. Our emphasis on customer service and product quality has enabled us to establish long-standing relationships with our customers. Our relationships with 85% of our top 30 customers extend beyond 10 years. We attribute this customer loyalty, in large part, to the successful execution of our marketing strategies to provide a broad range of products and our ability to provide consistent service, reliable product availability and ancillary value added services.

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

Our location in southern California not only gives us a significant freight cost advantage over our competitors, but also allows us to provide a more customer service-oriented approach to the market. Our operating structure allows us to respond quickly to changes in the timing of customer requirements, adjust schedules, source stock inventory and meet specialized shipping needs. Our ability to deliver made-to-order products in a timely manner allows our customers to maximize their inventory turns and meet production targets. By maintaining a regional focus, we believe that we can most effectively service our customers and achieve our goal of increasing market share in higher margin value added products.

As part of our strategy to provide superior customer service, upon request of our current and prospective customers, we offer ancillary services such as engineering and metallurgical services to assist customers with specific product needs. Substantial portions of our customers are small to medium-sized businesses. As a result, many do not have the resources to employ a sophisticated metallurgical engineering staff. Our metallurgical engineers work with our customers on a daily basis, often on site, providing advisory services focused on reducing procurement costs and improving overall production efficiency. These services are provided at no charge and no revenues are generated for such services.

Semi-Finished Steel Slab and Suppliers

Steel slab is a semi-finished steel raw material in rectangular form and is generally the first form taken by molten steel after it solidifies. The principal users of steel slab are steel producers or processors that roll slab into finished products like plate or coil.

Historically, raw material costs comprise approximately 70% to 75% of our cost of goods sold. In the past few years, raw materials costs have increased due to higher slab and zinc costs; hence, our raw materials costs were approximately 80% of our cost of goods sold, excluding the lower of cost or market adjustment. We believe we are one of the largest importers and one of the largest purchasers of slab in the world. We purchase slab from a diverse group of foreign suppliers to obtain high quality steel at competitive cost through reliable sources. Our main foreign vendors are located in Brazil, Mexico, Australia, Japan and Russia.

We believe that our integrated slab procurement system allows us to manage our slab inventory levels and improve tonnage levels as well as the slab quality necessary to meet our customers’ order specifications. We typically make our slab purchases on a quarterly basis. As of December 31, 2008 we were committed, in the form of open purchase orders, to purchase approximately $41.9 million in steel slabs, of which$23.9 million are from a related party. We negotiate slab procurement for longer periods when our purchasing power combined with market conditions provide us with the opportunity to negotiate on terms which we believe are favorable to us. Steel slab consumption costs include the FOB value of steel slab, quality extras, ocean transportation, rail freight, duties, unloading, insurance and handling costs. Due to high demand for slabs in international markets, average slab consumption cost in 2008 was approximately 36% higher than 2007’s average slab consumption cost.

Although we are not reliant on any one single vendor, in 2008, we purchased of our slab from Ancelor Mittal Tubarão (formerly Companhia Siderurgica de Tubarão of Brazil (“CST-Arcelor Mittal”)), from Arcelor Mittal Steel Lazaro Cardenas of Mexico and from Bluescope Steel of Australia.

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

Working Capital

We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our credit facility is available for additional working capital or investment opportunities.

Customers

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

We do not actively pursue sales in foreign markets, and we make foreign sales only when they are economically advantageous to us. In 2008, exports represented less than 1% of our total 2008 tons billed.

Backlog

As of December 2008, we had what we believed to be firm commitments to sell approximately 34 thousand tons. Based on our average sales price at that time, the sales value was approximately $46.8 million. As of December 2007, we had what we believed to be firm commitments to sell approximately 198 thousand tons. Based on our average sales price at that time, the sales value was approximately $138.1 million.

Competition

We have two main competitors located in the western United States. Steel products are also supplied to the western United States via imports from foreign companies and from domestic suppliers located outside the western United States. We compete with domestic and foreign steel producers on the basis of customer service, product quality and price. We believe that the competitive landscape within the steel industry will continue to evolve, especially as mergers and acquisitions continue worldwide. We believe that because of our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships, we are well positioned to meet competitive threats. However, some of our competitors are larger and may have substantially greater capital resources, more modern technology and lower production costs than us, as well as, excess production capacity in some products which could exert downward pressure on prices for some of our products particularly during slow economic periods.

We are also subject to general economic trends and conditions, such as the presence or absence of sustained economic growth and currency exchange rates. We are particularly sensitive to trends in the construction, oil and gas transmission industries because these industries are significant markets for our steel products. A downturn in one or more of these industries could have an adverse affect on our sales volume, prices, profitability and liquidity.

U.S. Competition

High transportation costs have historically deterred mid-western and eastern steel producers from accessing the western United States market. This condition changed in the latter part of 2008 as the mid-western producers capacity was not absorbed in their historical markets. Severe reductions in operating capacity to less than 50% have not been sufficient to balance mid-western and eastern supply and demand, thereby causing exportation of products into the western United States. Continuing competition from these mills at any significant level can negatively impact sales tonnage and average sales prices with the western market.

In hot rolled products, our principal domestic competition comes from a number of producers located in the Midwestern and Eastern United States; however, this is cyclical in nature, based on economic conditions in the mid-western and eastern markets. Some hot rolled products are produced by Evraz Oregon Steel Mills, located in Portland, Oregon, although Evraz Oregon Steel Mills typically ships to customers located in the northwestern United States. USS-POSCO Industries (UPI), located in Pittsburg, California is our principal competitor in galvanized and cold rolled products. We also compete in the galvanized market with Steelscape, Inc., which operates facilities located in Kalama, Washington and Rancho Cucamonga, California. Additionally, we face increasing competition from producers of materials such as aluminum, composites, plastics and concrete that compete with steel in many markets.

Foreign Competition

Historically, foreign steel producers have competed in the western United States in all of our product categories. Although imported steel has relatively long lead times to reach the western United States markets, economic and currency dislocations in foreign markets may encourage importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies. Imported steel shipped in the western United States will always be an important factor as the production levels for steel in the western United States do not meet the demand requirements during normal economic conditions. Imported steel has a negative impact when volume levels surge or when product is sold substantially lower than the market price.

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and hazardous materials handling and waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $1.3 million in 2008, $1.3 million in 2007 and $1.3 million in 2006. We plan to spend approximately $1.7 million in 2009.

In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control (“DTSC”). This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation was estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other liabilities in 2008 and 2007 financial statements. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions with the DTSC have not indicated the need for any significant changes to the remediation plan or to our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

Employee Relations

At December 31, 2008, we had 911 full-time employees. We believe we have the largest non-union workforce located at any one steel facility in the United States. We provide our employees with supplemental work training and education programs. Our officers also routinely discuss our business plan with them. We believe that we have a good relationship with our employees.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of these reports and other information can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at http://www.sec.gov.

Item 1A.	Risk Factors

Described below are certain risks that our management believes are applicable to our business and the industry in which we operate. There may be additional risks that are not presently material or known. You should carefully consider each of the following risks and all other information set forth in this Annual Report on Form 10-K.

If any of the events described below occur, our business, financial condition, results of operations, or liquidity could be materially adversely affected. The following risks could cause our actual results to differ materially from our historical experience and from results predicted by forward-looking statements made by us or on our behalf related to conditions or events that we anticipate may occur in the future. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

Our industry is cyclical and prolonged economic declines could have a material adverse affect on our business.

Demand for our product is cyclical in nature and sensitive to general economic conditions. Our business supports cyclical industries such as the commercial construction, energy, appliance and automotive industries. As a result, downturns in the United States economy or any of these industries could materially adversely affect our results of operations and cash flows. Since steel producers generally have high fixed costs, reduced volumes result in operating inefficiencies. Future economic downturns or a prolonged stagnant economy could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in the global steel industry could increase the level of steel imports, which may negatively affect our business, results of operations and cash flows.

Global steel-making capacity exceeds global consumption of steel products. This excess capacity results in manufacturers in certain countries exporting significant amounts of steel and steel products at prices below their costs of production. These imports, which are also affected by demand in the domestic market, international currency conversion rates and domestic and international government actions, can result in downward pressure on steel prices, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Overcapacity in China, the world’s largest producer and consumer of steel, has the potential to result in a further increase in imports of low-priced, unfairly traded steel and steel products to the United States. In recent years, capacity growth in China has significantly exceeded the growth in Chinese market demand. A continuation of this unbalanced growth trend or a significant decrease in China’s rate of economic expansion could result in China increasing steel exports.

The results of our operations are sensitive to volatility in steel prices and changes in the costs of raw materials.

We rely upon outside vendors to supply us with raw materials that are critical to the manufacturing of our products. We acquire our primary raw material, steel slabs, from numerous sources around the globe. Although, we believe the supply of steel slabs is adequate to operate our facilities, purchase prices of these critical raw materials are subject to volatility and growing demand of global competitors. At any given time, we may be unable to obtain an adequate supply of these critical raw materials with price and other terms acceptable to us.

If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to our customers and accepted customer orders for our products prior to purchasing necessary raw materials, we may be unable to raise the price of our products to cover all or part of the increased cost of raw materials. Also, if we are unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture sufficient quantities of our products. This could cause us to lose sales, incur additional costs and suffer harm to our reputation.

Changes in the availability and cost of electricity and natural gas are subject to volatile market conditions that could adversely affect our business.

Our steel mills are large consumers of electricity and natural gas. We rely upon third parties for our supply of energy resources consumed in the manufacturing of our products. The prices for and availability of electricity, natural gas oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by weather and political and economic factors beyond our control. Disruptions in the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs could materially adversely affect our business, results of operations, financial condition and cash flows.

Environmental compliance and remediation could result in increased capital requirements and operating costs.

We are subject to numerous federal, state, and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations in not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Environmental laws and regulations could result in substantially increased capital, operating and compliance costs. To the extent that competitors, particularly foreign steel producers and manufacturers of competitive steel products, are not required to incur equivalent costs, our competitive position could be materially adversely affected.

Competition from other materials may materially adversely affect our business.

In many applications, steel competes with other materials, such as aluminum, cement, composites, glass, plastic and wood. Increased use of these materials in substitution for steel products could materially adversely affect prices and demand for our steel products.

Our operations are subject to business interruptions.

Our steel production depends on the operation of critical pieces of equipment, such as our various rolling, galvanizing and finishing mills and our continuous pickle line. It is possible that we could experience prolonged periods of reduced production due to equipment failure at our facility. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, other accidents, inclement weather and transportation interruptions. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions such as shortages of ocean vessels, rail cars or truck or unavailability of rail lines. To the extent of loss production and depending on the length of the outage, our sales and unit production costs could be adversely affected.

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2008, our total capital expenditures were approximately $180.0 million. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financing and any contingencies to be financed by internally generated funds or from borrowing under our $110 million credit facility, we cannot assure you that this will be the case.

The terms of our indebtedness contain provisions that may limit our flexibility.

Our existing agreements impose and future financing agreements are likely to impose operating and financial restriction on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including minimum tangible net worth, minimum fixed charge coverage ratio and minimum interest charge coverage ratio, and limit or prohibit our ability to, among other things:

•	incur additional debt and issue preferred stock;

•	create liens;

•	redeem and/or prepay certain debt;

•	pay dividends on our stock, repurchase stock or make other distributions;

•	make certain investments;

•	make certain capital expenditures;

•	enter new lines of business; and

•	engage in consolidations, mergers and acquisitions.

A breach of any of the restrictions or covenants could cause a default under our senior notes and other debt. A significant portion of our indebtedness then may become immediately due and payable.

There is a possibility of deadlocks among our board of directors.

Our board of directors currently consists of four members as elected by our two stockholders, each of whom holds 50% of our stock. Important business decisions could be delayed due to a deadlock among our board of directors which could result in a competitive disadvantage. Any deadlocks could materially adversely affect our business.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

We are located on approximately 443 acres in Fontana, California. Our facilities are situated on approximately 115 acres of this space. The property includes a 22 mile railroad system serviced by Burlington Northern Santa Fe and Union Pacific rail lines.

Item 3.	Legal Proceedings

California Steel is subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. We believe that the final disposition of such lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Not applicable.

Item 6.	Selected Consolidated Financial Data

The following table represents our selected consolidated financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,510,613	$1,282,967	$1,358,762	$1,234,386	$1,256,992
Cost of sales	1,446,604	1,252,496	1,142,845	1,120,268	1,020,316
Gross profit	64,009	30,471	215,917	114,118	236,676
Selling, general and administrative expenses	31,914	28,478	29,796	27,669	29,179
Loss (gain) on disposition of property, plant and equipment	3,256	1,005	1,293	(2,071)	546
Income from operations	28,839	988	184,828	88,520	206,951
Interest expense, net	8,823	10,528	5,156	11,299	10,660
Income (loss) before income tax expense	19,607	(4,270)	179,521	80,529	184,743
Net income (loss)	$13,275	$(906)	$108,985	$43,365	$109,335

Other Data:
Operating margin	1.9%	0.1%	13.6%	7.2%	16.5%
Cash flows provided by (used in) operating activities	$62,594	$45,278	$17,669	$172,536	$(621)
Cash flows used in investing activities	(51,919)	(42,526)	(37,284)	(8,563)	(19,419)
Cash flows (used in) provided by financing activities	(13,425)	5,317	(79,118)	(60,480)	(21,806)
Capital expenditures	48,974	41,062	36,345	44,923	22,687
Common share cash dividend declared and paid (1)	26,925	21,183	74,011	13,370	3,516
Total tons billed, excluding scrap (in thousands)	1,443	1,728	1,930	1,814	2,106
Number of employees at end of period	911	933	931	938	944
Man hours per ton produced	1.35	1.15	1.09	1.13	1.00

EBITDA, as adjusted (2)
Net income	$13,275	$(906)	$108,985	$43,365	$109,335
Income tax expense (benefit)	6,332	(3,364)	70,536	37,164	75,408
Interest expense, net	8,823	10,528	5,156	11,299	10,660
Depreciation	32,660	31,270	29,143	26,972	26,440
EBITDA	61,090	37,528	213,820	118,800	221,843
Inventory write down for LCM adjustment	135,000	957	—	—	—
Unamortized deferred cost	—	—	—	—	2,155
EBITDA, as adjusted	$196,090	$38,485	$213,820	$118,800	$223,998
EBITDA, as adjusted, margin (3)	13.0%	3.0%	15.7%	9.6%	17.8%

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$10,880	$13,630	$5,561	$104,294	$801
Property, plant and equipment, net	261,027	247,064	245,441	241,774	229,732
Total assets	640,829	623,418	660,594	654,801	637,869
Total long-term debt including current portion and notes payable to banks	190,000	176,500	150,000	150,000	154,000
Redeemable preferred stock	—	—	—	30,000	30,000
Total stockholders’ equity	313,772	327,422	349,846	289,979	303,094

(1)	Common share cash dividends are distributed to the holders of the shares of our common stock at the time the dividends are declared. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(2)	EBITDA is defined as net income, plus income taxes, net interest expense and depreciation and amortization. In our presentation of EBITDA, as adjusted, we also included non-cash unamortized deferred cost of $2,155,000 on 8.5% senior notes redeemed in 2004. In 2008 and 2007 EBITDA, as adjusted, we included $135.0 million and $957 thousand, respectively, for writing down inventory to market value as our inventory values are carried at the lower of cost or market (LCM). EBITDA, as adjusted, is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings (loss) as indicative of operating performance. EBITDA, as adjusted, is included because we believe that investors find it a useful tool for measuring our ability to service our debt.

EBITDA, as adjusted, is reconciled to cash flows provided by operating activities, the most comparable measure under generally accepted accounting principles as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net cash provided by (used in):
Operating activities	$62,594	$45,278	$17,669	$172,536	$(621)
Interest expense, net	8,823	10,528	5,156	11,299	10,660
Provision for income taxes	6,332	(3,364)	70,536	37,164	75,408
Changes in other operating assets and liabilities	122,905	(5,483)	117,943	(108,740)	149,433
Redemption premium on 2009 bonds	—	—	—	—	(9,025)
Deferred income taxes	(955)	(7,113)	4,162	4,989	30
Write-down of inventory	(135,000)	(957)	—	—	—
Other, net	(3,609)	(1,361)	(1,646)	1,552	(4,042)
EBITDA	61,090	37,528	213,820	118,800	221,843
Write-down of inventory	135,000	957	—	—	—
Unamortized deferred costs	—	—	—	—	2,155

EBITDA, as adjusted	$196,090	$38,485	$213,820	$118,800	$223,998

(3)	EBITDA, as adjusted, margin represents EBITDA, as adjusted, per (2) above divided by net sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe transparency and clarity are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our shareholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the prospective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Significant Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with the Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

California Steel is the leading producer of flat rolled steel in the western United States based on tonnage billed. We produce the widest range of flat rolled steel products in the region, including hot rolled, cold rolled and galvanized coil and sheet. We also produce electric resistance welded (referred to herein as ERW) pipe. We service a broad range of customers with applications that include pipe and tubing, heating, ventilating and air conditioning, strapping, drums, steel wheels and a variety of construction related products with a current annual shipment capability of approximately 2.0 million tons. Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. Our principal market consists of the 11 states located west of the Rocky Mountains. We believe our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships provide us with significant advantages over our competition.

Results of Operations

Financial Results

The following table represents selected financial data for each of the past three fiscal years ($ in thousands):

	Year Ended December 31,
	2008	2007	2006
Net sales	$1,510,613	$1,282,967	$1,358,762
Net sales gain (loss) %	18%	-6%	10%
Gross profit as % of net sales	4.2%	2.4%	15.9%
SG&A as % of net sales	2.1%	2.2%	2.2%
Operating income	$28,839	$988	$184,828
Operating income as % of net sales	1.9%	0.1%	13.6%
Net income (loss)	$13,275	$(906)	$108,985

The following table represents sales volume by product line (excluding scrap) for each of the past three fiscal years:

	Tons Billed Year Ended December 31,
	2008	2007	2006
Hot rolled	519,155	658,389	778,661
Cold rolled	145,958	170,316	167,681
Galvanized	495,323	657,774	752,248
ERW pipe	282,401	241,451	231,588

Total (excluding scrap)	1,442,837	1,727,930	1,930,178

Fiscal 2008 Results Compared With Fiscal 2007

Net sales. Net sales in fiscal year 2008 increased 18% to $1.5 billion compared to $1.3 billion in fiscal 2007. The increase resulted primarily from a 41% increase in the average selling price during fiscal 2008. The higher average selling price increased net sales approximately $414.9 million. This increase was partially offset by a decrease in the sales volume of over 16% compared to fiscal 2007 which decreased net sales approximately $202.7 million. The remaining increase in net sales was primarily from higher value product mix sold in fiscal 2008.

Gross profit. Our gross profit rate in fiscal 2008 increased 1.8% of net sales to 4.2% of net sales. The increase was due to higher average selling prices contributing $414.9 million which was offset by lower sales volume reducing our gross profit by $202.7 million, increased average slab costs of 36% and a write-down of inventory to the lower of cost or market of $135.0 million which represented 9% of net sales.

Selling, general and administrative (SG&A) expenses. Our SG&A rate in fiscal 2008 remained relatively constant with fiscal 2007 decreasing by 0.1% of net sales to 2.1% of net sales. Our SG&A expenses consist primarily of sales and labor, and various administrative expenses. Labor cost comprised of approximately 50% of our SG&A expenses for fiscal 2008 and 2007, respectively.

Net interest expense. During 2008, net interest expense decrease $1.7 million, or 16.2%, to $8.8 million when compared to 2007. The decrease in net interest expense was attributable to an increase in interest income of $1.1 million and an increase in capitalized interest of $602 thousand when compared to 2007. The increase in interest income was due to the higher cash balance maintained during the year and the increase in capitalized interest was largely attributable to the construction of the second reheat furnace.

Other expense. Other expense was $409 thousand for fiscal 2008, compared to other income of $5.3 million in fiscal 2007. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense. During 2008, our income tax expense was $6.3 million, as compared to an income tax benefit of $3.4 million during 2007. Our effective income tax rate was 32.3% during 2008 compared to an effective tax rate benefit of 78.8% during 2007. The change in the effective tax rate was attributable to the change in unrecognized tax benefits, a decrease in tax positions of prior years and higher taxable income.

Net income (loss). Net income was $13.3 million for fiscal 2008 compared to a net loss of $906 thousand for 2007.

Fiscal 2007 Results Compared With Fiscal 2006

Net sales. Net sales in fiscal year 2007 decreased 6% to $1.3 billion compared to $1.4 billion in fiscal 2006. The decrease resulted primarily from a decrease of sales volume of over 10% during fiscal 2007. The lower sales volume decreased net sales approximately $142.5 million. This decrease was partially offset by a higher average selling price compared to fiscal 2007 which increased net sales approximately $17.8 million. The remaining increase in net sales were primarily from freight and outside processing during fiscal 2007.

Gross profit. Our gross profit rate in fiscal 2007 decreased from 15.9% of net sales to 2.4% of net sales. The decrease was attributable to the decrease in sales volume and an increase in raw material consumption costs which increase 7.7% compared to 2006.

Selling, general and administrative (SG&A) expenses. Our SG&A rate in fiscal 2007 remained constant with fiscal 2006 remaining at 2.2% of net sales. Our SG&A expenses consist primarily of sales and labor, and various administrative expenses. Labor cost comprised of approximately 50% and 55% of our SG&A expenses for fiscal 2007 and 2006, respectively.

Net interest expense. During 2007, net interest expense increase $5.4 million, or 104.2%, to $10.5 million when compared to 2006. The increase in net interest expense was largely attributable to a higher average outstanding debt and a decrease in interest income earned of $4.8 million during 2007 compared to 2006. The decrease in interest income is due to the lower cash balance maintained during 2007.

Other income. Other income was $5.3 million for fiscal 2007, compared to other expense of $151 thousand in fiscal 2006. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax benefit. During 2007, our income tax benefit was $3.4 million, as compared to an income tax expense of $70.5 million during 2006. Our effective income tax rate benefit was 78.8% during 2007 compared to an effective tax rate of 39.3% during 2006. The change in the effective tax rate was attributable to the change in unrecognized tax benefits due to settlements, a decrease in tax positions of prior years and due to lower taxable income, which was adjusted by permanent differences which remained constant.

Net loss. Net loss was $906 thousand for fiscal 2007 compared to net income of $109.0 million for 2006.

Liquidity and Capital Resources

We ended fiscal 2008 with $10.9 million of cash and cash equivalents compared with $13.6 million at the end of fiscal 2007. Working capital, the excess of current assets over current liabilities, was $267.3 million at the end of fiscal 2008, down from $290.0 million at the end of fiscal 2007. We ended fiscal 2008 with over $109.0 million in financing available under our revolving credit facility.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years ($ in thousands):

	2008	2007
Total cash provided by (used in):
Operating activities	$62,594	$45,278
Investing activities	(51,919)	(42,526)
Financing activities	(13,425)	5,317

(Decrease) increase in cash and cash equivalents	$(2,750)	$8,069

Operating Activities

Cash provided by operating activities was $62.6 million in fiscal 2008 compared with $45.3 million in fiscal 2007. The changes were due primarily due to an increase in cash provided by net income and the change in operating assets and liabilities between fiscal years. The changes in operating assets and liabilities were due primarily to changes in trade accounts receivable, inventories, accounts payable and income tax payable. The increase in cash used for income tax payable resulted mainly from tax payments on higher estimated taxable income. The increase in cash used for trade accounts receivable was primarily due to decreased sales volume. The increase in cash used for accounts payable was due primarily to timing of vendor payments. The net increase in cash used for inventories was primarily due to the write-down of inventory to the lower or cost or market.

Investing Activities

Cash used in investing activities was $51.9 million in fiscal 2008 compared with $42.5 million in fiscal 2007. The increase in cash used by investing activities was primarily due to the construction of the second reheat furnace. The primary purposes of our capital expenditures were to support our expansion plans and improve our operational efficiency.

Financing Activities

Cash used in financing activities was $13.4 million in fiscal 2008 compared with cash provided by financing activities of $5.3 million in fiscal 2007. The changes in financing activities were due primarily to additional borrowings, repayments on our line-of-credit and dividends paid to our shareholders. During fiscal 2008, we entered into a $40.0 million unsecured five-year term loan to finance construction of our second reheat furnace and other working capital needs.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and cash and cash equivalents. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansions plans for the next fiscal year. In addition, our revolving credit facility is available for additional working capital needs. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

On March 28, 2008, we entered into a Term Loan Agreement with The Bank of Tokyo-Mitsubishi, Ltd. for a $40.0 million unsecured five-year term loan maturing April 2013 to finance construction of our second reheat furnace and other working capital needs. The Term Loan Agreement provided for a single loan disbursement of the entire principal amount on April 1, 2008. Interest on the principal balance of the loan shall accrue at a rate of 3.38% for the first two years of the loan and a rate of 3.58% for the remaining three years of the loan and is payable quarterly commencing July 2008. Quarterly principal payments commence in July 2009.

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. As of December 31, 2008, there were no outstanding borrowings under this facility. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after March 15, 2009. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain subsidiaries on a consolidated basis. We were in compliance with all covenants and restrictions at December 31, 2008 and 2007.

We currently have $20.1 million in material commitments for capital expenditures expected to be completed during fiscal 2009. These represent signed purchase orders for various production facility upgrades including the construction of our second reheat furnace. Our total budget for capital improvements in 2009 is $62.4 million of which $43.1 million relates to the second reheat furnace project. We are committed, in the form of open purchase orders, to purchase $41.9 million in steel slabs, of which $23.9 million are from a related party.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to meet our liquidity requirements for fiscal 2009.

Contractual Obligations and Commitments

The following table presents information regarding our contractual obligations and commitments as of December 31, 2008 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$190,000	$5,000	$20,000	$15,000	$150,000
Capital Lease Obligations	—	—	—	—	—
Operating Leases	905	595	310	—	—
Purchase Obligations (1)	75,842	75,842	—	—	—
Estimated Interest Payments on Debt (2)	51,553	10,537	20,251	18,851	1,914
Planned Expenditures on Environmental Matters (3)	3,067	1,267	1,000	800	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	1,473	778	145	145	405

Total	$322,840	$94,019	$41,706	$34,796	$152,319

(1)	Amounts relate to contractual commitments to purchase $41.9 million ($23.9 million from a related party) of steel slabs, material commitments for capital expenditures of $20.1 million and the remaining $13.8 million in assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150.0 million ten year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40.0 million five-year unsecured term loan maturing in April 2013.
(3)	Amounts reflect $1.3 million of self assessed environmental clean-up of our facility and $1.8 million of anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Item 1, Environmental Matters.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133 by us. None of our current contracts are designated as hedges.

Significant Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). In connection with preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts: We have attempted to reserve for expected credit losses based on past experience with similar accounts receivable and believe our reserves to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible; however, we cannot guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

Inventory Reserve: Inventory is stated at the lower of cost or market. We routinely evaluate the carrying value of inventories and make adjustments to reduce the cost of inventory to its net realizable value, if required, for market adjustments, estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include change in demand, cost trends, product pricing and quality issues. In 2008 and 2007, our inventory was written down to market value by $135.0 million and $957 thousand, respectively.

Environmental Reserve: We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other liabilities in the 2008 and 2007 financial statements. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of our plan; however, preliminary discussions with DTSC have not indicated the need for any significant changes to the remediation plan or to our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

Self-insurance Liability: We are self-insured for workers’ compensation. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by our insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, our financial results could be impacted.

Revenue Recognition: We recognize revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery when title and risk of loss are transferred to the customer. In certain cases, at the customer’s request, we will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under Staff Accounting Bulletin (SAB) No. 104 have been met.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

At December 31, 2008, our hedges are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and noncash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of fiscal year 2008. We did not elected to value any of our financial assets and liabilities at fair value. The adoption of SFAS 159 did not impact our results of operations or financial condition.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in our operations, we are exposed to market risks, including interest rates and utility consumption rates.

Interest Rate Risk

Floating rate credit facility

At December 31, 2008, there were no borrowings on our $110.0 million floating rate credit facility. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. Changes in interest rates generally do not affect the fair value of our credit facility, but do affect earnings and cash flow. The credit facility bears interest at the Eurodollar rate or the prime rate, which was approximately 1.15% (one month rate) (including margin) and 3.25%, respectively, at December 31, 2008. We estimate that the average amount of debt outstanding under the facility for fiscal year 2009 will be approximately $1.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $10 thousand for the year. We do not manage the interest rate risk on our credit facility through the use of derivative instruments.

Fixed rate debt

At December 31, 2008, our short-term and long-term fixed rate debt comprised of our $150.0 million senior notes and $40.0 million term loan. Changes in interest rates generally affect the fair value of our fixed rate debt instruments. We do not have an obligation to repay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our term loan approximates the current rate available for similar types of financing and as a result the carrying amount approximates the fair value. We do not manage the interest rate risk on our fixed rate debt through the use of derivative instruments.

We do not believe that the future market rate risk related to our floating rate credit facility and fixed rate debt will have a material impact on our financial position, results of operations or liquidity.

Other Market Risks

Utility consumption rates

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to lower projected production in 2009, our electricity costs are expected to be lower than 2008 levels. In 2008, our electricity costs accounted for 1.6% of our cost of goods sold compared to approximately 2.2% in 2007.

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

We currently have in place fixed price purchase agreements for approximately 28% of our natural gas commodity requirements for 2009, and approximately 6% of basis. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In 2008, our natural gas costs accounted for approximately 2.1% of our cost of goods sold compared to approximately 2.2% in 2007.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements required to be filed hereunder are set forth on pages F-1 through F-23.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

With the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2008.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, our chief executive officer and chief financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth our Directors and executive officers as of December 31, 2008. Directors are elected to terms of one year. All Directors hold their positions until their term expires and until their respective successor is elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their term expires and their successor is duly chosen and qualified.

Name	Age	Position
Masakazu Kurushima	60	Chairman of the Board of Directors
Aristides Corbellini	61	Director
Hiroshi Adachi	53	Director
Renato Almeida	48	Director
Vicente Wright	56	President and Chief Executive Officer
Ricardo Bernardes	45	Executive Vice President, Finance and Chief Financial Officer
Toshiyuki Tamai	57	Executive Vice President, Operations
James Wilson	59	Vice President, Commercial
Brett Guge	54	Vice President, Administration and Corporate Security

Masakazu Kurushima began serving as Chairman of the Board of Directors on July 1, 2008. Before serving as Chairman of the Board of Directors, Mr. Kurushima served as President and Chief Executive Officer of California Steel from July 2004. Mr. Kurushima came to California Steel from JFE Steel America, Inc. (formerly Kawasaki Steel America) where he served as President. Prior to his appointment to JFE Steel America, Mr. Kurushima was Staff General Manager of the Export Department of Kawasaki Steel Corporation, Tokyo. He joined Kawasaki Steel Corporation in 1972 after graduating from Waseda University, Japan, with a degree in Economics.

Aristides Corbellini has served as a Director since October 2008. He is currently Director of Vale Steel Department. Before joining Vale, he was President of ThyssenKrupp CSA Siderúrgica do Atlântico since its incorporation in September 2004. In 1998, Mr. Corbellini joined ThyssenKrupp Steel to establish Galvasud S.A., a joint venture between ThyssenKrupp Steel and Companhia Siderúrgia Nacional where, in his position of CEO, he was responsible for the $250.0 million investment. Six years later, he established the consulting division, ThyssenKrupp Consultoria, generating ThyssenKrupp CSA Siderúrgica do Atlântico, a ThyssenKrupp Steel and Vale joint venture. He graduated from Politécnico di Milano in Italy with a Doctorate Degree in Engineering and from Pontificia Universidade Católica do Rio de Janeiro – PUC in Brazil with an Electrical Engineering degree.

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

Renato Almeida has served as a Director since July 2008. He joined Rio Doce Asia Corporation in Tokyo, Japan in 2006 and is currently the Senior Managing Director. Before his current position, Mr. Almeida was Commercial Director of Minerações Brasileiras Reunidas in Belo Horizonte, Brazil and General Manager of Marketing for Vale (Companhia Vale do Rio Doce) in Rio de Janeiro, Brazil. He graduated from Universidade Federal de Minas Gerais in Brazil with a Mechanical Engineering degree and from Fundacão Dom Cabral in Brazil with a Master’s Degree in Business Administration.

Vicente Wright began serving as President and Chief Executive Officer of California Steel on July 1, 2008. Before serving as President and Chief Executive Officer, Mr. Wright served as Chairman of the Board of Directors from July 2004. In January 2007, he returned to Rio de Janeiro, Brazil to assume his new responsibilities Managing Director for the Iron and Pellets Sales for the Americas and Commercial Administration Department of Vale (Companhia Vale do Rio Doce). From October 2004 to December 2006, he held the position of Managing Director of Rio Doce America, a subsidiary of Vale in New York, USA. Mr. Wright was named President and Chief Executive Officer of the California Steel Industries in February 2003 after serving as our Executive Vice President, Finance, from February 1998 to February 2003. Mr. Wright was the Steel Division General Manager from 1992 to 1998 and Iron Ore Sales General Manager from 1991 to 1992 of Vale. From 1987 to 1988, he served as Iron Ore Sales General Manager for Rio Doce Asia Ltd., a subsidiary of Vale in Tokyo, Japan. In 1986 and 1987, he was the assistant to the President of California Steel Industries in charge of slab procurement and all of its related logistics. From 1978 to 1986, he served as Purchasing Executive and Slab Marketing Manager at Companhia Siderurgica de Tubarão (“CST”). Mr. Wright was a member of the Board of Directors of Companhia Siderurgica Nacional (“CSN”), the largest steel company in Brazil, from 1993 to 1997; Acominas, a Brazilian steel mill, from 1994 to 1998; Siderar, an Argentine steel mill, from 1994 to 1997; Chairman of Nova Era Silicon, a Brazilian ferro-silicon company mill, from 1994 to 1997; and SEAS from 1994 to 1998. He graduated from Marquette University, Milwaukee, Wisconsin with a Bachelor’s Degree in Business Administration.

Ricardo Bernardes joined California Steel in September 2003 as Executive Vice President, Finance and Chief Financial Officer. Mr. Bernardes held various financial and executive positions in Brazil with RBS Group from November 1995 to July 2003, including the positions of Executive Director of Business Development, CFO Media, Broadcasting Finance Director and Telecommunications Director. He is familiar with the steel industry from his work on various projects as a senior consultant for Booz Allen & Hamilton in Latin America and from his work experience with the Gerdau Group. Mr. Bernardes holds a Master of Business Administration Degree from the University of California, Los Angeles.

Toshiyuki Tamai has served as Executive Vice President, Operations since July 2001. He has been with California Steel since 1995, previously holding positions as Manager, Hot Strip Rolling and Finishing Operations and General Manager, Hot Rolling and Tubular Products. He joined Kawasaki Steel Corporation in 1973 where he served as Manager at the No. 2 Hot Strip Mill at Chiba Works. Prior to joining California Steel Industries, he worked as Senior Staff Engineer at AK Steel, Middletown, Ohio. Mr. Tamai graduated from Kyoto University with a Bachelor’s Degree in Mechanical Engineering.

James Wilson has served as Vice President, Commercial since June 2004, prior to which he served as Vice President, Sales since November 2000. He has been employed by California Steel Industries since 1984, holding the positions of Manager, Galvanized Products and Manager, Cold Rolled Products. Prior to joining California Steel Industries, he worked in various segments of the metals industry, including J.T. Ryerson & Sons, a service center, and in manufacturing. He graduated from the University of California, Berkeley, with a Bachelor of Science Degree in Industrial Engineering. In January 2009, Mr Wilson left California Steel to pursue other interest.

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

Board Committees

Our Board of Directors has a Compensation Committee and an Operations and Finance Committee.

The Compensation Committee is comprised of four members: Mr. Hiroshi Adachi, Director, and Mr. Kazuo Fujisawa, both of JFE Steel Corporation, and Mr. Aristides Corbellini, Director, and Mr. Renato Cantanhede, both of Vale (Companhia Vale do Rio Doce). The Compensation Committee met twice during 2008. The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

The Operations and Finance Committee is comprised of four members including Mr. Hiroshi Adachi , Director, and Mr. Kazuo Fujisawa, both of JFE Steel Corporation, and Mr. Renato Almeida, Director, and Mr. Marcelo Tertuliano, both of Vale (Companhia Vale do Rio Doce). This committee met twice during 2008. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

There is no separate Audit Committee as audit related decisions are made by the entire Board of Directors. The Board of Directors does not contain an audit committee financial expert as such term is defined in Item 401(h)(2) of Regulation S-K as the Board has determined that such an expert is not necessary to properly carry out its oversight responsibilities.

Code of Ethics

We have adopted a written code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the current Code of Ethics is attached to our Annual Statement on Form 10-K filed with the Securities and Exchange Commission on March 28, 2007.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section discusses the compensation paid to the principal executive and principal financial officers of California Steel, as well as the three other most highly compensated executive officers of the Company (collectively, the “Executive Officers”).

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

Objectives of Executive Compensation

The objectives of the executive compensation system at California Steel are to (i) maximize our annual profitability, (ii) reward the achievement of Company and individual objective performance targets, (iii) develop management competency and skill in a variety of areas related to our operations, and (iv) provide a compensation package that is competitive within the steel industry and other manufacturing sectors.

Elements of Executive Compensation

The executive compensation system is designed to achieve the objectives of California Steel and reward Executive Officer performance in three ways:

•

Base Salary – California Steel seeks to provide a base salary to each of the Executive Officers which is competitive and will retain executives and thus provide stability and continuity within senior management. Base salary is benchmarked from time to time within the steel industry and other manufacturing sectors and is subject to adjustment on an annual basis in the form of cost of living adjustment applicable to all Executive Officers and/or individual changes. None of the Executive Officers base salary changed in 2008.

•

Employee Profit Sharing Plan – The Executive Officers are eligible to receive profit sharing bonuses twice a year along with all other employees of the California Steel pursuant to our profit sharing plan. The purpose of this plan is to provide an incentive for all employees, including the Executive Officers, to contribute to our success and to maximize corporate profitability. Our profit sharing plan awards bonuses to all employees based on a pool amount equal to 8% of our income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments. The basis for determining the profit sharing pool is subject to review and approval of our Board of Directors. The employee’s share in the pool amount is based on his or her length of service with California Steel during the profit sharing period. Employees who voluntarily terminate their employment for reasons others than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award.

•	Executive Incentive Plan – The Executive Plan for the Executive Officers is made up of two components:

(i) Executive Profit Sharing – There is a separate profit sharing plan for the Executive Officers which provides an additional reward and incentive to the Executive Officers for maximizing corporate profitability. The profit sharing component of the Executive Incentive Plan is based on a pool amount equal to 0.5% of our income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments. The Executive Officers participate in the pool based on a fixed percentage for each executive position, subject to a maximum bonus cap. The percentage allocation of each executive and the basis for determining the executive profit sharing pool is subject to review and approval of our Board of Directors.

(ii) Target Achievement – The second component of the Executive Incentive Plan is an individual target achievement component which rewards each Executive Officer with points for performance in a number of target areas. Target areas include general Company performance targets for all Executive Officers such as cash flow, on-time performance and plant safety and more specific target areas for individual Executive Officers such as yield, margin, inventory, sourcing of manufacturing inputs and sales. Finally, each Executive Officer is further given targets for improving management competencies in areas such as initiative, innovation, teamwork, resource utilization, governance and adherence to our principals. Points are awarded in ranges and the point total for each Executive Officer corresponds with a range of incentive bonus values, with higher point values earning greater bonus awards.

Equity Compensation and Incentives

We do not have any public equity outstanding and do not award equity compensation or incentives to our Executive Officers.

Executive Officer Benefits and 401K Plan

In addition to the compensation described above, we offer certain standard benefits, including paid vacation, subsidized health and dental insurance, subsidized life insurance, and an automobile allowance.

We further maintain the California Steel Industries, Inc. 401(k) Savings Plan (“401(k) Plan”), a tax qualified cash or deferred tax arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan provides the participants with benefits upon retirement, death, disability or termination of employment with us. Employees are eligible to participate in the salary reduction portion of the plan on the first day of the calendar month following their date of hire.

Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $15,500 for 2008 and $5,000 as a catch-up contribution for those participants who are 50 years old or older at December 31, 2008. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the participant’s deferral equal to 4% of his or her compensation and an additional 50% of deferrals equal to the next 2% of the participant’s compensation under the 401(k) Plan each year. Deferrals made with respect to the Employee Profit-Sharing Plan are not subject to matching contributions. Each plan year we may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant’s account based on the participant’s compensation (as defined under the Plan) for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Furthermore, the principal executive and principal financial officers, who are dispatched personnel from our two stockholders located in Japan and Brazil, receive certain additional extended paid home leave and expense reimbursements (which are described in greater detail below). These benefits are intended to compensate the dispatched personnel for the hardships of working for extended periods outside of their home country.

Summary Compensation Table

The following summary compensation table sets forth information regarding compensation earned in the fiscal years 2008, 2007 and 2006 by our Principal Executive Officer, Principal Financial Officer and each of our other three most highly compensated executive officers.

Summary Compensation Table

						Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation (3)	Total
		Annual Compensation
	Year	Salary	Bonus	Stock and Option Awards	Incentive Compensation (2)
Name and Principal Position
Masakazu Kurushima (1) President and Chief Executive Officer	2008	$195,272	$—	n/a	$5,159	$—	$11,194	$211,625
	2007	390,544	—	n/a	223,592	—	89,490	703,626
	2006	379,169	—	n/a	292,343	—	30,049	701,561

Vicente Wright (1) President and Chief Executive Officer	2008	193,770	—	n/a	9,168	—	51,798	254,736

Ricardo Bernardes Executive Vice President, Finance and Chief Financial Officer	2008	251,962	—	n/a	14,327	—	100,557	366,846
	2007	251,962	—	n/a	142,592	—	78,780	473,334
	2006	244,623	—	n/a	155,947	—	75,725	476,295

Toshiyuki Tamai Executive Vice President, Operations	2008	251,962	—	n/a	14,327	—	69,315	335,604
	2007	251,962	—	n/a	154,592	—	78,677	485,231
	2006	244,623	—	n/a	155,329	—	27,504	427,456

James Wilson Vice President, Commercial	2008	231,839	—	n/a	14,327	160,332	61,081	467,579
	2007	231,839	—	n/a	167,592	180,714	34,664	614,809
	2006	225,086	—	n/a	149,079	126,612	34,632	535,409

Brett Guge Vice President, Administration & Corporate Secretary	2008	231,839	—	n/a	14,327	88,600	67,759	402,525
	2007	231,839	—	n/a	132,592	82,572	29,453	476,456
	2006	225,086	—	n/a	135,947	53,202	25,661	439,896

(1)	Mr. Vicente Wright took over the position following the resignation of Mr. Masakazu Kurushima on July 1, 2008 as Mr. Kurushima became Chairman of the Board of Directors.

(2)	Incentive compensation is composed of participation by the Executive Officers in the Employee Profit Sharing Plan and the Executive Incentive Plan. The breakdown for each Executive between the two plans for fiscal years 2008, 2007 and 2006 is as follows:

Name	Year	Employee Profit Sharing Plan	Executive Incentive Plan	Total Incentive Compensation

Masakazu Kurushima	2008	$5,159	$—	$5,159
	2007	1,592	222,000	223,592
	2006	18,551	273,792	292,343

Vicente Wright	2008	9,168	—	9,168

Ricardo Bernardes	2008	14,327	—	14,327
	2007	1,592	141,000	142,592
	2006	18,551	137,396	155,947

Toshiyuki Tamai	2008	14,327	—	14,327
	2007	1,592	153,000	154,592
	2006	18,551	136,778	155,329

James Wilson	2008	14,327	—	14,327
	2007	1,592	166,000	167,592
	2006	18,551	130,528	149,079

Brett Guge	2008	14,327	—	14,327
	2007	1,592	131,000	132,592
	2006	18,551	117,396	135,947

(3)	See “Summary Compensation Table – All Other Compensation” below for details of all other compensation.

Summary Compensation Table –

All Other Compensation

Name	Year	Perquisites		Tax Reimbursement	Lump Sum Payment (1)	Company Contributions to Defined Contribution Plan (2)	Total of All Other Compensation
Masakazu Kurushima	2008	$6,525	(3)	$4,669	$—	$—	$11,194
	2007	65,453	(4)	24,037	—	—	89,490
	2006	20,349	(5)	9,700	—	—	30,049

Vicente Wright	2008	9,532	(6)	6,411	26,166	9,689	51,798

Ricardo Bernardes	2008	43,453	(7)	29,223	16,881	11,000	100,557
	2007	49,030	(8)	18,750	—	11,000	78,780
	2006	45,276	(9)	19,957	—	10,492	75,725

Toshiyuki Tamai	2008	35,247	(10)	17,187	16,881	—	69,315
	2007	57,035	(11)	21,642	—	—	78,677
	2006	14,966	(12)	6,234	—	6,304	27,504

James Wilson	2008	27,128	(13)	6,502	15,533	11,918	61,081
	2007	16,992	(13)	5,982	—	11,690	34,664
	2006	18,108	(13)	5,982	—	10,542	34,632

Brett Guge	2008	34,999	(13)	6,259	15,533	10,968	67,759
	2007	12,363	(13)	5,944	—	11,146	29,453
	2006	9,812	(13)	5,460	—	10,389	25,661

(1)	Represents a one-time special lump sum payment approved by the Board of Directors of 6.7% of the base salary.

(2)	Represents matching contributions made to the executive’s account in the Company’s 401(k) plan.

(3)	Represents $5,875 in car allowance and $650 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(4)	Represents $10,250 in car allowance and $55,203 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(5)	Represents $10,250 in car allowance and $10,099 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(6)	Represents $7,211 in car allowance and $2,321 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(7)	Represents $9,750 in car allowance and $33,703 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(8)	Represents $9,750 in car allowance and $39,280 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(9)	Represents $9,750 in car allowance and $35,526 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(10)	Represents $11,250 in car allowance and $23,997 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(11)	Represents $11,250 in car allowance and $45,785 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(12)	Represents $10,603 in car allowance and $4,363 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(13)	Represents car allowance and other fringe benefits.

Pension Benefits

The following table sets forth the pension benefits payable to the named executive officers for the fiscal year ended 2008. The benefits mentioned below are calculated under the plan as described below.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefits	Payment During Last Fiscal Year

James Wilson	SERP	6	$705,969	$—
Brett Guge	SERP	9	386,203	—

Supplemental Executive Retirement Plans and Separation Agreement

On January 16, 2003, California Steel entered into a Supplemental Executive Retirement Plan with James L. Wilson, Vice President, Commercial, who has been employed with us since 1984, intended to induce Mr. Wilson to remain in our employ. Upon his retirement, we are obligated to pay Mr. Wilson a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation, using a 5% discounted rate. “Annual Compensation” is defined in the Plan to include average salary plus short-term incentive payments over the highest three years in the last five years. This benefit vests at the rate of 6% for 2003 and 7% per year thereafter, continuing yearly except for the year Mr. Wilson turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Wilson reaches age 65. Upon death of the Executive, we agree to pay the benefits to the Executive’s designated beneficiary. At December 31, 2008, he was vested 41% under this agreement. In the event of a change in control in which the successor does not assume liabilities under these Plans, we will pay to Mr. Wilson a single lump sum payment equal to the present value of the retirement benefit.

On September 19, 2000, California Steel entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Vice President, Administration and Corporate Secretary, who has been employed with us since 1997, intended to induce Mr. Guge to remain in our employ. Upon his retirement, we are obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation, using a 5% discounted rate. “Annual Compensation” is defined in the Plan to include average salary plus short-term incentive payments over the highest three years in the last five years. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. Upon death of the Executive, we agree to pay the benefits to the Executive’s designated beneficiary. At December 31, 2008, he was vested 36% under this agreement. In the event of a change in control in which the successor does not assume liabilities under these Plans, we will pay to Mr. Guge a single lump sum payment equal to the present value of the retirement benefit.

Non-Qualified Defined Benefit and Deferred Compensation Plans

We currently have no non-qualified defined benefit or deferred compensation plans.

Severance and Change in Control Payments

See description of Supplemental Executive Retirement Plans under the “Pension Benefits” item above.

Director Compensation

No compensation payments are made to Directors or Committee Members of California Steel. However, JFE Steel Corporation and Vale (Companhia Vale do Rio Doce) were paid by us for providing the services of the Directors and the Committee Members for fiscal year 2008. The payment for Directors, except the Chairman, was $3,000 per month and $1,000 per month for committee members. For services of the Chairman of the Board of Directors, Mr. Vicente Wright, who was Chairman of the Board of Directors through June 30, 2008, we paid $260,516 directly to Vale (Companhia Vale do Rio Doce) in 2008.

Shareholders’ Agreement

We are owned 50% by JFE Steel Corporation (formerly Kawasaki Steel Corporation), a Japanese corporation, and 50% by Rio Doce Limited, a New York corporation and a subsidiary of Vale (Companhia Vale do Rio Doce), a Brazilian corporation. In June 2004, JFE Steel USA, Inc., a Delaware corporation (formerly Kawasaki Steel Holdings (USA), Inc.), also a subsidiary of JFE Steel Corporation, transferred its shares to JFE Steel Corporation. Our two stockholders entered into a Shareholders’ Agreement dated April 1, 2008, replacing the June 27, 1995 and June 1, 1987 Shareholders’ Agreements. The Shareholders’ Agreement, among other things, establishes the threshold for decisions which are within the authority of the Board and those decisions that require stockholder approval. According to the Shareholders’ Agreement, the stockholders agreed to subscribe for additional shares of our stock in proportion to their respective ownership if any new stock is issued, and increases in our capital stock from time to time shall be allocated between our common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of our common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders’ Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

The Shareholders’ Agreement provides that the Board of Directors shall be constituted of four directors, with the chairman being elected by and among the directors. Each stockholder shall has the right to appoint two Directors The stockholders have further agreed to instruct their representatives on the Board of Directors to appoint the executive officers of California Steel Industries as follows: the President/CEO is jointly appointed, the officers responsible for financial matters and procurement of slabs is appointed by the President/CEO in consultation with the Rio Doce Limited representatives, the officers responsible for product, quality control, engineering and technology are appointed by the President/CEO in consultation with the JFE Steel Corporation representatives and all other officers are appointed by the President/CEO in consultation with the Board. The new Shareholders’ Agreement eliminates the Consultative Council as a mechanism for resolving deadlocks and stockholder disputes and replaces this mechanism with a consultation process between the stockholder representatives to resolve any deadlock among the Directors. If the stockholder representatives cannot resolve a deadlock, then no action is taken on the disputed item. Because no stockholder holds a majority of our stock and the Directors and stockholder representatives are elected by the stockholders in proportion to each of the stockholders’ holdings, there is a possibility that a deadlock may occur on any issue voted on by the stockholders and the Board of Directors. If a deadlock was to occur and the stockholder representatives could not resolve the issue, then action on the issue that is creating the deadlock is not taken and there is no further mechanism of dispute resolution. The Shareholders’ Agreement contains an arbitration clause, however, this clause does not apply to deadlocks and is limited to disputes over the enforcement of the terms of the Agreement.

The Shareholders’ Agreement provides that the stockholders shall recommend to their representatives on the Board that we distribute from our profits the maximum dividend possible after taking into account any limitations imposed by applicable law, the restrictions contained in our financing agreements, and after taking into consideration factors such as maintaining competitiveness, our financial position and cash flow. We have historically paid dividends of 50% of our net income per year.

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

Dispatched Personnel

Pursuant to agreements with our stockholders Companhia Vale do Rio Doce, hereafter called Vale, and JFE, certain of our executive officers and employees coming from the stockholders are treated as dispatched personnel, which means that these executive officers and employees retain active employment status in their home country with the stockholder who appointed them. These agreements further require that we provide certain benefits to employees who have been sent by a stockholder to work at California Steel, such as extended home leave, home leave reimbursements and some other benefits. We further have an agreement with our stockholder, JFE, to reimburse JFE for the salary of employees who are designated as dispatched personnel, whereas dispatched personnel from our stockholder, Vale, are paid directly by us.

Executive officers who in 2008 were treated as dispatched personnel from JFE Steel Corporation and its subsidiaries included Masakazu Kurushima and Toshiyuki Tamai. Executive officers who in 2008 were treated as dispatched personnel from Vale and its subsidiaries included only Ricardo Bernardes. As of July 1, 2008, Mr. Vicente Wright was a full time employee of California Steel and is currently our President and Chief Executive Officer. Notwithstanding the retention of formal active status, all individuals designated as dispatched personnel are full time employees of California Steel.

The compensation and benefits of executive dispatched personnel, including any home leave reimbursement, is set forth in the Summary Compensation Table in Item 11.

Compensation Committee Interlocks and Inside Participation

Mr. Hiroshi Adachi, Director, Mr. Aristides Corbellini, Director, Mr. Kazuo Fujisawa, and Mr. Renato Cantanhede served as members of our Compensation Committee. None of the members of the Compensation Committee was, during 2008, an officer, employee or formerly an officer or employee of California Steel.

Mr. Adachi served as President of JFE Steel America, Inc. during 2008. In 2008, Mr. Fujisawa served as General Manager of Overseas Business Planning, Corporate Planning Department of JFE Steel Corporation. In 2008, Mr. Corbellini served as Director of Vale Steel Department (Companhia Vale do Rio Doce). In 2008, Mr. Cantanhede served as Compensation Manager for Vale (Companhia Vale do Rio Doce).

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

Submitted by the Compensation Committee of the Board of Directors:

Hiroshi Adachi
Aristides Corbellini
Kazuo Fujisawa
Renato Cantanhede

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2008, information regarding the shares of our common stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock. No director or named executive officer beneficially owns any shares of our common stock.

In June 2006, draft resolutions were circulated to the stockholders of California Steel seeking approval of a conversion of the 3,000 issued and outstanding shares of our Class C preferred stock into 3,000 shares of our common stock in a straight one to one conversion. The stockholders were further asked to approve an amendment to the Certificate of Incorporation of California Steel to increase the authorized number of common shares from 2,000 to 5,000 to allow for the conversion. The stockholders adopted resolutions approving both the conversion and the amendment to the Certificate of Incorporation pursuant to a unanimous written consent which became effective in July 2006. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on July 25, 2006.

	Common
	Number	% of Class
Name of Beneficial Owner
Rio Doce Limited (1)	2,000	50%
546 5th Avenue, 12th Floor
New York, New York 10036

JFE Steel Corporation (2)	2,000	50%
2-3 Uchisaiwai-cho 2-chome
Chiyoda-ku, Tokyo 100-0011 Japan

(1)	Rio Doce Limited is a subsidiary of Vale (Companhia Vale do Rio Doce), a Brazilian corporation.

(2)	In 2004, JFE Steel U.S.A., Inc., transferred its common stock in California Steel to JFE Steel Corporation.

Item 13.	Certain Relationships and Related Transactions

Our stockholders, JFE Steel Corporation, and Rio Doce Limited, a subsidiary of Vale (Companhia Vale do Rio Doce), are parties to a Shareholders’ Agreement. According to the Shareholders’ Agreement, the stockholders control the election of the Board of Directors. The stockholders also indirectly control the appointment of officers through their right to jointly elect the president, who is entitled to appoint our other officers.

We have transactions in the normal course of business with affiliated companies. For example, we purchase slab from Cosipa Overseas, a wholly-owned subsidiary of Usinas Siderurgicas de Minas Gerais – Usiminas. Usiminas is an affiliate of Vale (Companhia Vale do Rio Doce) as of December 31, 2008. During 2008, we purchased $70.4 million of slab and recorded revenues of $95.6 million from JFE Steel Corporation. We conducted arms-length negotiations with Cosipa Overseas and JFE Steel Corporation in 2008. The executive officer negotiating the market price for the steel slab was the Executive Vice President, Finance & CFO.

We further maintain contractual relationships with our stockholders in the form of Dispatched Personnel Agreements, as described in Item 11. Executive Compensation – Dispatched Personnel. These agreements provide for certain benefits and salary reimbursements with respect to personnel who are sent by the stockholders to work at California Steel. All compensation and benefits paid to such personnel, including salary which is reimbursed, is set forth in Item 11. Executive Compensation – Summary Compensation Schedule.

Vale’s legal and commercial name is Companhia Vale do Rio Doce. In November 2007, the company launched a global brand unification project under the name “Vale,” which is aimed at communicating Vale’s transformation into a global mining company with a diversified portfolio of products.

Item 14.	Principal Accounting Fees and Services

Aggregate fees billed by principal accountant in the past two years.

	2008	2007
Ernst & Young, LLP
Audit Fees	$243,000	$223,000
Audit Related Fees	$2,300	$—
Tax Fees	$9,036	$41,744
Other Fees	$25,000	$35,000

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements:

The following financial statements and schedule of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

All other schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(a)(3) Exhibits:

The Exhibits required to be filed with this Annual Report on Form 10-K are listed in the Exhibit Index included herein immediately following the Signature Page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

California Steel Industries, Inc.

We have audited the accompanying balance sheets of California Steel Industries, Inc. (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. Our audit also included the information for the years ended December 31, 2008 and 2007 included in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2008 and 2007 financial statements referred to above present fairly, in all material respects, the financial position of California Steel Industries, Inc. at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended December 31, 2008 and 2007.

/s/ Ernst & Young LLP

Los Angeles, California
March 13, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

California Steel Industries, Inc.:

In our opinion, the statements of operations, stockholders’ equity and cash flows listed in the index appearing under Item 15(a)(1) for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of California Steel Industries, Inc. (the “Company”) for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2006 when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 7, 2007

California Steel Industries, Inc. and Subsidiary

Balance Sheets

	December 31,
	2008	2007
	(In Thousands, except for share amounts)
Assets
Current assets
Cash and cash equivalents	$10,880	$13,630
Trade accounts receivable, less allowance for doubtful receivables of $1,550 and $400 in 2008 and 2007, respectively	44,944	67,365
Inventories	224,146	257,237
Prepaid income taxes	75,515	14,495
Other receivables and prepaid expenses	2,894	3,914

Total current assets	358,379	356,641

Other assets	21,423	19,713
Property, plant and equipment, net	261,027	247,064

Total assets	$640,829	$623,418

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$66,009	$51,936
Accrued interest expense	3,074	2,838
Accrued utilities	1,392	3,159
Deferred income taxes	4,815	2,583
Other accrued expenses	10,755	6,262
Current portion of long-term debt	5,000	—

Total current liabilities	91,045	66,778

Other liabilities	2,495	2,924
Long-term debt	185,000	176,500
Deferred income taxes	48,517	49,794

Commitments and contingencies

Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	273,772	287,422

Total stockholders’ equity	313,772	327,422

Total liabilities and stockholders’ equity	$640,829	$623,418

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Net sales	$1,510,613	$1,282,967	$1,358,762

Cost of sales
Cost of sales, excluding lower of cost or market adjustment	$1,311,604	$1,251,539	$1,142,845
Lower of cost or market adjustment	135,000	957	—

Gross profit	64,009	30,471	215,917

Selling, general and administrative expenses	31,914	28,478	29,796
Loss on disposition of property, plant and equipment	3,256	1,005	1,293

Income from operations	28,839	988	184,828

Other (expense) income:
Interest expense, net	(8,823)	(10,528)	(5,156)
Other, net	(409)	5,270	(151)

Income (loss) before income tax expense (benefit)	19,607	(4,270)	179,521

Income tax expense (benefit)	6,332	(3,364)	70,536

Net income (loss)	13,275	(906)	108,985

Preferred dividends declared and paid	—	—	(5,107)

Net income (loss) available to common stockholders	$13,275	$(906)	$103,878

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Statements of Stockholders’ Equity

	Common Stock	Retained Earnings	Total Stockholders’ Equity
	(In Thousands, except shares and per share amounts)
Balance at December 31, 2005	$10,000	$279,979	$289,979
Net income	—	108,985	108,985
Conversion of Class C preferred stock to common stock	30,000	—	30,000
Cash dividends:
Class C preferred stock, $1,702 on 3,000 shares	—	(5,107)	(5,107)
Common stock, $704 on 1,000 shares and $18,327 on 4,000 shares	—	(74,011)	(74,011)

Balance at December 31, 2006	40,000	309,846	349,846
Cumulative effect of adoption of FIN 48	—	(335)	(335)
Net loss	—	(906)	(906)
Cash dividends:
Common stock, $5,296 on 4,000 shares	—	(21,183)	(21,183)

Balance at December 31, 2007	40,000	287,422	327,422
Net income	—	13,275	13,275
Cash dividends:
Common stock, $6,731 on 4,000 shares	—	(26,925)	(26,925)

Balance at December 31, 2008	$40,000	$273,772	$313,772

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In Thousands)
Operating activities
Net income (loss)	$13,275	$(906)	$108,985
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,013	31,624	29,496
Deferred income taxes	955	7,113	(4,162)
Loss on disposition of property, plant and equipment	3,256	1,005	1,293
Inventory write-down	135,000	957	—
Changes in assets and liabilities:
Trade accounts receivable, net	22,421	30,695	(6,303)
Inventories	(101,909)	31,775	(91,862)
Other receivables and prepaid expenses	997	(102)	2,945
Accounts payable	14,073	(34,737)	(13,626)
Accrued interest expense	236	31	116
Income tax payable	(61,020)	(18,234)	(9,655)
Other accrued expenses and liabilities	2,297	(3,943)	442

Net cash provided by operating activities	62,594	45,278	17,669

Investing activities
Additions to property, plant and equipment	(48,974)	(41,062)	(36,345)
Removal costs, net of proceeds from sale of property, plant and equipment	(2,037)	(834)	(939)
Additions to intangible assets	(908)	(630)	—

Net cash used in investing activities	(51,919)	(42,526)	(37,284)

Financing activities
Net (repayments) advances on line-of-credit	(26,500)	26,500	—
Borrowings of long-term debt	40,000	—	—
Dividends paid	(26,925)	(21,183)	(79,118)

Net cash (used in) provided by financing activities	(13,425)	5,317	(79,118)

Net (decrease) increase in cash and cash equivalents	(2,750)	8,069	(98,733)
Cash and cash equivalents at beginning of year	13,630	5,561	104,294

Cash and cash equivalents at end of year	$10,880	$13,630	$5,561

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$9,834	$10,645	$9,420

Income taxes (net of amount refunded)	$68,097	$6,961	$84,890

See accompanying notes.

California Steel Industries, Inc.

Notes to Financial Statements

December 31, 2008

1. Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us” and “our” in these notes to financial statements refers to California Steel Industries, Inc.

California Steel was incorporated in the state of Delaware on November 3, 1983. Our stockholders consist of two companies, JFE Steel Corporation (formerly Kawasaki Steel Corporation), a Japanese corporation, and Rio Doce Limited, a New York corporation, which each own 50% of our stock. From our site in Fontana, California, we manufacture a wide range of flat rolled steel products, including hot rolled, cold rolled, and galvanized coil and sheet. We also produce electric resistant welded pipe.

Reclassifications

To maintain consistency and comparability, certain amounts from previously reported financial statements have been reclassified to conform to the current-year presentation. We reclassified:

•	to other assets, $14.7 million for the year ended 2007, which were previously reported in inventories, net on our balance sheet;

•

to lower of cost or market adjustment, $957 thousand for the year ended 2007, which was previously reported in cost of sales, excluding lower of cost or market adjustment on our statement of operations;

•	to inventory write-down, $957 thousand for the year ended 2007, which was previously reported in inventories, net within cash provided by operating activities on our statements of cash flow; and

•

to additions to property, plant and equipment within the cash used in investing activities on our statements of cash flows, $8.0 million and $3.2 million for the years ended 2007 and 2006, respectively, which were previously reported in inventories, net within cash provided by operating activities on our statements of cash flows.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions. The estimates and assumptions affect the reported amounts in the balance sheets and statements of operations, as well as the disclosure of contingent liabilities. Future results could be materially affected if actual results were to differ from these estimates and assumptions.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. These bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of December 31, 2008 and 2007, we had cash balances with banks in excess of the federally insured limit.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by identifying troubled accounts, using historical experience applied to an aging of accounts, regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded when received.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method of inventory accounting. We routinely evaluate the carrying value of inventories and provides reserves when appropriate to reduce inventories to the lower of cost or market to reflect estimated net realizable value. In 2008 and 2007, our inventory was written down to the lower of cost or market value by $135.0 million and $957 thousand, respectively.

Deferred Financing Costs

Debt issuance costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt agreement. Amortization of issuance costs is included as a component of interest expense. These costs are included in other assets in the 2008 and 2007 balance sheets.

Indefinite-Lived Purchased Intangible Assets

We account for purchased intangible assets with indefinite useful lives in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of purchased intangible assets with indefinite lives. This Statement requires that purchased intangible assets with indefinite lives be reviewed for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its estimated fair value, an impairment loss is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the indefinite-lived purchased intangible assets. The amount of purchased intangible assets with indefinite lives was approximately $4.0 million and $3.1 million at December 31, 2008 and 2007, respectively, and are included in other asset on the balance sheets.

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

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Assets under construction are not depreciated until placed into service. Ordinary repairs and maintenance are charged to operating costs when incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the respective accounts, and any related gain or loss is included in the statement of operations.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures are capitalized if they meet one of the following criteria: (1) extend the useful life, increase the capacity, or improve the safety or efficiency of property, (2) mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) incurred in preparing property currently held for sale. We accrue for costs associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change (see Note 8). Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase transaction. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

We enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133 by us. These derivatives did not qualify for hedge accounting treatment; therefore, these financial instruments are reported at fair value, with changes in fair value reported in current earnings. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

Self-Insurance Liability

We are self-insured for workers’ compensation. The accrued liability associated with these programs is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (IBNR claims) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Fair Value Measurements

The carrying value of cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, and other accrued expenses are measured at cost which approximates their fair value because of the short maturity of those instruments. The fair values of long-term indebtedness are estimated based on the quoted market prices for the same or similar issues, or the current rates offered to us for debt of similar maturities.

Revenue Recognition

We recognize revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment and title has transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery and title has transferred to the customer.

Shipping Costs

We charge shipping fees to certain customers based upon the actual amounts incurred. Amounts billed for shipping costs are included in net sales. We include the associated shipping costs in cost of sales.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157” delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

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

We adopted SFAS 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption of SFAS 157 to our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and noncash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of fiscal year 2008. We did not elected to value any of our financial assets and liabilities at fair value. The adoption of SFAS 159 did not impact our results of operations or financial condition.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

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

2. Inventories

Inventories consist of the following at December 31 (dollars in thousands):

	2008	2007
Finished goods	$16,160	$22,443
Work in process	34,168	44,330
Raw materials	160,096	178,774
Supplies	13,722	11,690

	224,146	257,237

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

3. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31 (dollars in thousands):

	2008	2007
Land	$14,432	$14,432
Plant and equipment	581,141	564,448
Plant refurbishment costs	22,220	22,220
Furniture and fixtures	13,682	13,252
Construction in progress	38,707	17,186

	670,182	631,538
Accumulated depreciation	(409,155)	(384,474)

	$261,027	$247,064

Depreciation expense was $32.7 million and $31.3 million for the years ended December 31, 2008 and 2007, respectively. Capitalized interest was $688 thousand and $86 thousand for the years ended December 31, 2008 and 2007, respectively.

4. Leases

We are obligated under various equipment leases that expire at various dates during the next three years. At December 31, 2008, the future minimum lease payments under noncancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

Year ending December 31:
2009	$595
2010	214
2011	96

$905

Rental expense under operating leases totaled $1.3 million, $1.7 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

5. Notes Payable and Long-Term Debt

Our five-year revolving credit facility (the Facility) is with a syndicate of four financial institutions. The Facility provides for an aggregate principal amount of up to $110,000,000 subject in all respects to a borrowing base coverage requirement. Advances under this Facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. Under the Facility, a commitment fee is applied on the average daily undrawn portion of the commitments at a rate equal to the applicable margin. The applicable margin in effect from time to time will range from 0.1% to 0.3%, based upon the leverage ratio.

At our election, the amounts advanced under the Facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is generally payable quarterly and any accrued interest and principal is due and payable in September 2010. There were no outstanding borrowings as of December 31, 2008. As of December 31, 2008, we had three outstanding letters of credit totaling $927 thousand which expire on various dates through August 2009. This outstanding balance reduces the borrowing base. We had approximately $109.1 million of borrowings available under the Facility as of December 31, 2008.

Fees incurred on the Facility are being amortized over the term of the loan. The unamortized amount of financing costs were $195 thousand and $306 thousand at December 31, 2008 and 2007, respectively, and are classified as other assets in the balance sheets.

The Facility is collateralized by our accounts receivable and inventories. The Facility requires compliance with certain covenants and restrictions with regard to the interest coverage ratio, tangible net worth and shareholder distributions. We were in compliance with all covenants and restrictions at December 31, 2008 and 2007, respectively.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% unsecured senior notes due in March 2014. The interest on these senior notes is payable on March 15 and September 15 of each year, commencing September 15, 2004. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes at any time after March 15, 2009. On June 24, 2004, we completed an exchange offer exchanging our unregistered 6.125% senior notes for 6.125% senior notes registered by us pursuant to a registration statement filed under the Securities Act of 1933.

The unamortized portion of the financing costs related to the 6.125% senior notes due in 2014 was $1.3 million and $1.5 million at December 31, 2008 and 2007, respectively, and is classified as other assets in the balance sheet.

On March 28, 2008, we entered into a Term Loan Agreement with The Bank of Tokyo-Mitsubishi, Ltd. for $40.0 million unsecured five-year term loan maturing April 2013. The Term Loan Agreement provided for a single loan disbursement of the entire principal amount on April 1, 2008. Interest on the principal balance of the loan shall accrue at a rate of 3.38% for the first two years of the loan and a rate of 3.58% for the remaining three years of the loan and is payable quarterly commencing July 2008. Quarterly principal payments commence in July 2009.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

5. Notes Payable and Long-Term Debt (continued)

Long-term debt at December 31, 2008 and 2007, consisted of the following (dollars in thousands):

	2008	2007
Senior notes bearing interest at 6.125% interest payable semiannually, due March 2014	$150,000	$150,000

Term loan bearing interest at 3.38% for the first two years and 3.58% for the remaining three years. Interest payable quarterly, due April 2013	40,000	—

Revolving line of credit payable to banks consists of amounts advanced under $110.0 million bank facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable quarterly, and any accrued interest and principal are due and payable in full in September 2010	—	26,500

	190,000	176,500
Less current maturities	5,000	—

	$185,000	$176,500

Interest expense was $10.8 million, $10.8 million and $9.6 million for the years ended 2008, 2007 and 2006, respectively.

6. Redeemable Preferred Stock and Stockholders’ Equity

The Class A, B and C preferred stock is redeemable at our option, in whole or in part, at par value. The Class C preferred stock has been classified outside of equity as the preferred stockholders control a majority of the board of directors and, therefore, control the redemption rights.

Class C preferred stock has priority over the common stock in the distribution of dividends and is entitled to a dividend equivalent to 10% of the par value per annum on a cumulative basis and is thereafter entitled to participate in the distribution of dividends at the same rate and upon the same conditions as the common stock.

In June 2006, draft resolutions were circulated to our the stockholders of seeking approval of a conversion of the 3,000 issued and outstanding shares of our Class C preferred stock into 3,000 shares of our common stock in a straight one-to-one conversion. The stockholders were further asked to approve an amendment to our Certificate of Incorporation to increase the authorized number of common shares from 2,000 to 5,000 to allow for the conversion. The stockholders adopted resolutions approving both the conversion and the amendment to the Certificate of Incorporation pursuant to a unanimous written consent which became effective in July 2006. The amendment to the Certificate of Incorporation was filed with the Delaware Secretary of State on July 25, 2006.

As a result of the conversion, the $30.0 million carrying value of the Class C redeemable preferred stock was reclassified to stockholders’ equity as part of common stock.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

6. Redeemable Preferred Stock and Stockholders’ Equity (continued)

Each holder of common stock is entitled to one vote for each share held on record on each matter submitted to a vote of the stockholders. Holders of the common stock have no cumulative voting, conversion, or redemption rights, but are entitled to preemptive rights to subscribe for additional shares of common stock in any additional issuance of common stock or any security convertible into common stock. Subject to any preferences that may be granted to the holders of preferred stock, each holder of common stock is entitled to receive ratably dividends as may be declared by the board of directors, and in the event of liquidation, dissolution, or winding up, is entitled to share ratably in all our assets remaining after payment of liabilities.

During the years ended December 31, 2008, 2007 and 2006, $26.9 million, $21.2 million and $79.1 million, respectively, in dividends were declared and paid.

7. Related-Party Transactions

We have transactions in the normal course of business with affiliated companies. We are 50% owned by JFE Steel Corporation, a Japanese corporation, and 50% owned by Rio Doce Limited, a subsidiary of Vale (Companhia Vale do Rio Doce), a Brazilian corporation.

We purchase steel slab from JFE Steel and Cosipa Overseas, an affiliate of Vale as of November 2006. The following represents total purchases made from affiliated companies for the years ended December 31 (dollars in thousands):

	2008	2007	2006
JFE Steel	$71,123	$95,342	$145,254
Cosipa Overseas	—	14,322	14,311

At December 31, 2008, 2007 and 2006, we owed affiliated companies $30 thousand, $252 thousand and $31.7 million, respectively, for goods and services.

During the years ended December 31, 2008, 2007 and 2006, we had revenues from an affiliated company of JFE Steel. Sales to the affiliated company are at current market rates and terms. At December 31, 2008, 2007 and 2006, net sales and accounts receivable to this related party were (dollars in thousands):

	Net Sales	Trade Receivables
December 31, 2008	$95,577	$56
December 31, 2007	54,994	3,273
December 31, 2006	56,783	1,652

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

8. Commitments and Contingencies

At December 31, 2008, we are committed, in the form of open purchase orders, to purchase approximately $41.9 million in steel slabs, of which $23.9 million is from a related party, material commitments for capital expenditures of $20.1 million and other assorted contractual commitments of $13.8 million.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133 by us.

We have been contacted by various governmental agencies regarding specified environmental matters at our operating facility in Fontana, California. During September 1990, we reached a preliminary agreement with the California Regional Department of Health Services, which allows us to draft our own remediation agreement and move forward with our own plan of action at our operating facility. In November 1992, we entered into a Voluntary and Enforceable Agreement (the Agreement) with the California Department of Toxic Substances Control (DTSC) which sets forth certain terms and conditions related to the remediation of hazardous substances at our operating facility. The Agreement also preserves our right as to future assignment and apportionment of costs to other parties.

We are addressing environmental concerns caused by the former occupant at our Fontana site. We engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other liabilities in the 2008 and 2007 financial statements. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

We are involved in legal actions and claims arising in the ordinary course of business. It is of our opinion, based on advice of legal counsel, that this litigation will be resolved without material effect on our financial position, results of operations, or liquidity.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

9. Income Taxes

Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006, consists of the following (dollars in thousands):

	2008	2007	2006
Current:
Federal	$5,484	$(9,482)	$59,149
State	(108)	(995)	15,549

	5,376	(10,477)	74,698

Deferred:
Federal	279	7,491	(4,802)
State	677	(378)	640

	956	7,113	(4,162)

	$6,332	$(3,364)	$70,536

A reconciliation of income tax expense (benefit) (computed by applying the U.S. federal statutory tax rate of 35% to income before income tax expense (benefit) to actual income tax expense (benefit) is as follows (dollars in thousands):

	2008	2007	2006
Computed statutory tax (benefit) expense	$6,863	$(1,495)	$62,832
State income taxes, net of federal benefit	1,127	(245)	10,107
Foreign withholding taxes	—	—	(2,420)
Changes in valuation allowance	—	23	1,013
Decrease in reserve for uncertain tax positions	(1,232)	(1,728)	—
Other	(426)	81	(996)

	$6,332	$(3,364)	$70,536

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

9. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are as follows (dollars in thousands):

	2008	2007
Deferred tax assets:
Inventory	$146	$545
State taxes	2,624	2,003
Allowance for doubtful accounts	680	175
Accrued expenses	5,006	2,415
Net operating loss carryforward	723	754
Foreign tax credit carryforward	1,036	1,036
Other	23	34

Total gross deferred tax assets	10,238	6,962
Valuation allowance	(1,036)	(1,036)

Net deferred tax assets	9,202	5,926

Deferred tax liabilities:
Property, plant and equipment	(51,752)	(54,532)
Prepaid expenses	(3,863)	(3,580)
Inventory	(6,150)	—
Other	(769)	(191)

Total gross deferred tax liabilities	(62,534)	(58,303)

Net deferred tax liabilities	$(53,332)	$(52,377)

We recorded a valuation allowance to reduce our deferred tax asset attributable to foreign tax credits for taxes withheld on the sale of investment in affiliated company. We considered future foreign source income in determining the need for the valuation allowance and have determined that it is more likely than not that we will not generate a significant amount of foreign source income to realize the foreign tax credits before expiration. Therefore, a valuation allowance for the full amount of the remaining foreign tax credit carryforward was recorded as of December 31, 2008. Based on our historical pretax earnings, we believe it is more likely than not that we will realize the benefit of the remaining deferred tax assets existing at December 31, 2008.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

9. Income Taxes (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48). FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes, and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. FIN 48 requires additional disclosures and was effective as of the beginning of the first fiscal year beginning after December 15, 2006. Accordingly, on January 1, 2007, we adopted FIN 48, Accounting for Uncertainty in Income Taxes. As a result of adoption, deferred tax liabilities decreased $2.5 million, there was a reclass from accounts payable and income tax payable of $2.4 million, the liability for unrecognized tax benefits increased $5.2 million, and the beginning retained earnings decreased $335 thousand. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	2008	2007
Unrecognized tax benefits at the beginning of the period	$1,590	$5,216
Gross increases for tax positions	—	1,649
Gross decreases for tax positions	(358)	(3,670)
Settlements	(2)	(1,605)
Lapse of applicable statute of limitations	(1,230)	—

Unrecognized tax benefits at the end of the period	$—	$1,590

We account for uncertain tax positions in accordance with FIN 48. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. There was no accrued interest of penalties to unrecognized tax benefits at December 31, 2008. As of December 31, 2007, we accrued interest and penalties to unrecognized tax benefits of approximately $1.1 million.

Included in the balance of unrecognized tax benefits at December 31, 2007 are tax positions of $1.6 million, of which the entire amount would reduce our effective tax rate if recognized. The difference primarily related to unrecognized tax benefit amounts associated with temporary differences and carryforwards. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

10. Employee Benefit and Retirement Plans

401(k) Plan

We maintain a 401(k) savings plan (the 401(k) Plan), a tax qualified cash or deferred tax arrangement defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan provides the participants with benefits upon retirement, death, disability or termination of employment with us. Employees are eligible to participate in the salary reduction portion of the 401(k) Plan on the first day of the calendar month following their date of hire. Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed the legally permissible limits.

The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the first 4% of the participant’s deferral under the 401(k) Plan and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. Participants are immediately 100% vested in their contributions and our contributions plus actual earnings and losses thereon. Our contributions are accrued as participant contributions are withheld and are paid in full to the trustee of the 401(k) Plan on a pay period basis. Each year we may elect to make additional contributions to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant’s account based on the participant’s compensation for the year relative to the compensation of all the participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Plan expense for the three years ended December 31, 2008, 2007 and 2006, were $2.5 million, $2.5 million and $2.6 million, respectively.

Profit Sharing Plan

We sponsor a profit sharing plan under which contributions are established based on a pool amount, equal to 8% of our income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments. The basis for determining the profit sharing pool is subject to review and approval of our board of directors. The employee’s share in the pool amount is based on his or her length of service with us during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2008, 2007 and 2006, were $13.0 million, $1.5 million and $16.0 million, respectively.

11. Fair Value Measurements

As discussed in Note 1, we adopted SFAS No. 157, subject to the deferral provisions of FSP FAS 157-2, on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

• Level 1 –	Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

• Level 2 –	Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

11. Fair Value Measurements (continued)

• Level 3 –	Inputs to the valuation that are unobservable inputs for the asset or liability.

Our financial assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008, were as follows (dollars in thousands):

	Fair Value Measurement Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$10,880	$—	$—	$10,880
Forward contracts	—	(2,246)	—	(2,246)

Total	$10,880	$(2,246)	$—	$8,634

We have determined that our forward contracts are Level 2 in the fair value hierarchy. At December 31, 2008, the fair value of our forward contracts were $2.2 million and are included in other accrued expenses on our balance sheets.

Our senior notes are reported at carrying value. The carrying value and fair value of our senior notes are $150.0 million and $105.0 million at December 31, 2008 and $150.0 million and $134.3 million at December 31, 2007, respectively.

12. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2008 and 2007 is as follows (dollars in thousands):

	Quarter
	1st	2nd	3rd	4th	Total
2008
Net sales	$369,197	$431,118	$440,836	$269,462	$1,510,613
Gross profit (loss) (1)	25,946	78,965	70,750	(111,652)	64,009
Income (loss) from operations operations (1)	17,321	70,638	60,929	(120,049)	28,839
Net income (loss) (1)	9,608	44,241	35,546	(76,120)	13,275

2007
Net sales	$314,683	$335,792	$335,446	$297,046	$1,282,967
Gross profit (loss) (2)	10,454	24,965	8,288	(13,236)	30,471
Income (loss) from operations operations (2)	2,471	17,821	1,335	(20,639)	988
Net income (loss) (2)	1,306	8,175	1,783	(12,170)	(906)

(1)	Reflects a $135.0 million adjustment of inventory to the lower of cost or market in the fourth quarter.

(2)	Reflects a $957 thousand adjustment of inventory to the lower of cost or market in the fourth quarter.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions to Reserve	Balance at End of Period
A/R Allowance
Year ended December 31, 2008	$400,000	$1,150,000	$—	$—	$1,550,000
Year ended December 31, 2007	$700,000	$(300,000)	$—	$—	$400,000
Year ended December 31, 2006	$750,000	$(50,000)	$—	$—	$700,000
Tax Valuation Allowance
Year ended December 31, 2008	$1,036,000	$—	$—	$—	$1,036,000
Year ended December 31, 2007	$1,013,000	$23,000	$—	$—	$1,036,000
Year ended December 31, 2006	$—	$1,013,000	$—	$—	$1,013,000

S-1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA STEEL INDUSTRIES, INC.

March 13, 2009	By:	/s/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICENTE WRIGHT	President and Chief Executive Officer	March 13, 2009
Vicente Wright	(Principal Executive Officer)

/s/ RICARDO BERNARDES	Executive Vice President and Chief Financial Officer	March 13, 2009
Ricardo Bernardes	(Principal Financial and Accounting Officer)

/s/ MASAKAZU KURUSHIMA	Chairman of the Board	March 13, 2009
Masakazu Kurushima

/s/ ARISTIDES CORBELLINI	Director	March 13, 2009
Aristides Corbellini

/s/ HIROSHI ADACHI	Director	March 13, 2009
Hiroshi Adachi

/s/ RENATO ALMEIDA	Director	March 13, 2009
Renato Almeida

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated April 1, 2008, by and among Rio Doce Limited, Vale (Companhia Vale do Rio Doce), and JFE Steel Corporation.

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (6)

14.1	Revised Code of Ethics. (7)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on April 25, 2008.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 28, 2007.