Form 10-Q
period 2009-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2009-04-28
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    ☐  Yes    ☒  No

As of April 28, 2009, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

($ in thousands except share and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$73,111	$10,880
Trade accounts receivable, less allowance for doubtful accounts of $1,550 at March 31, 2009 and December 31, 2008, respectively	41,164	44,944
Inventories	138,999	224,146
Prepaid income taxes	33,863	75,515
Other receivables and prepaid expenses	1,945	2,894

Total current assets	289,082	358,379
Other assets	20,697	21,423
Property, plant and equipment, net	264,180	261,027

Total assets	$573,959	$640,829

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,306	$66,009
Accrued interest expense	729	3,074
Accrued utilities	1,614	1,392
Deferred income taxes	4,815	4,815
Other accrued expenses	13,062	10,755
Current portion of long-term debt	7,500	5,000

Total current liabilities	42,026	91,045

Other liabilities	2,477	2,495
Long-term debt	182,500	185,000
Deferred income taxes	48,517	48,517
Commitments and contingencies
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	258,439	273,772

Total stockholders’ equity	298,439	313,772

Total liabilities and stockholders’ equity	$573,959	$640,829

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Operations

($ in thousands)

	Three months ended March 31,
	(Unaudited)
	2009	2008
Net sales	$147,067	$369,197
Cost of sales:
Cost of sales, excluding lower of cost or market adjustment	133,320	345,070
Lower of cost or market adjustment	35,000	—

Gross (loss) profit	(21,253)	24,127
Selling, general and administrative expenses	4,406	5,005
Loss on disposition of property, plant and equipment	—	1,801

(Loss) income from operations	(25,659)	17,321
Other (expense) income:
Interest expense, net	(2,321)	(2,453)
Other, net	2,872	1,175

(Loss) income before income tax expense	(25,108)	16,043
Income tax (benefit) expense	(9,775)	6,435

Net (loss) income	$(15,333)	$9,608

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

($ in thousands)

	Three months ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(15,333)	$9,608
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	8,308	8,167
(Gain) loss on disposition of property, plant and equipment and intangible assets	(438)	1,801
Inventory write-down	35,000	—
Change in assets and liabilities:
Trade accounts receivable, net	3,780	(41,505)
Inventories	50,147	5,040
Other receivables and prepaid expenses	969	1,749
Accounts payable	(51,703)	82,607
Prepaid income taxes	41,652	10,341
Accrued interest expense	(2,345)	(2,421)
Other accrued expenses and liabilities	2,511	4,348

Net cash provided by operating activities	72,548	79,735

Cash flows from investing activities:
Additions to property, plant and equipment	(11,836)	(6,319)
Proceeds (removal) cost for the sale of property, plant and equipment and intangible assets	1,519	(1,734)

Net cash used in investing activities	(10,317)	(8,053)

Cash flows from financing activities:
Net repayments under line-of-credit	—	(26,500)

Net cash used in financing activities	—	(26,500)

Net increase in cash and cash equivalents	62,231	45,182
Cash and cash equivalents at beginning of period	10,880	13,630

Cash and cash equivalents at end of period	$73,111	$58,812

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$4,617	$4,889

Income taxes (net of amount refunded)	$(51,427)	$(3,546)

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements

(Unaudited)

1. Basis of Presentation

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us,” and “our” in these Notes to the Financial Statements refers to California Steel Industries, Inc.

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Financial Statements. Our interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for year ended December 31, 2008. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of results expected for the full year ending December 31, 2009.

Reclassifications

To maintain consistency and comparability, certain prior-year amounts were reclassified to conform to the current-year presentation. We reclassified:

•

to cost of sales, excluding lower of cost or market adjustment, $1.8 million for the three months ended March 31, 2008, which was previously reported in selling, general and administrative expenses on our statements of operations;

•

to additions to property, plant and equipment, $772,000 for the three months ended March 31, 2008, which was previously reported in inventories within cash provided by operating activities on our statements of cash flows.

These reclassifications had no affect on previously reported income from operations, net income or stockholders’ equity.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted SFAS 141R and SFAS 160 concurrently on January 1, 2009. There was no impact upon adoption of these standards to our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009. There was no impact upon adoption of SFAS 161 to our financial statements.

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

2. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following ($ in thousands):

	March 31, 2008	December 31, 2008
	(Unaudited)
Finished goods	$13,397	$16,160
Work in process	20,889	34,168
Raw materials	89,027	160,096
Supplies	15,686	13,722

	$138,999	$224,146

3. Credit Facility

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of March 31, 2009. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires us to maintain certain financial ratios and other financial covenants. We were in compliance with all the covenants at March 31, 2009.

4. Commitments and Contingencies

At March 31, 2009, we are committed in the form of open purchase orders, to purchase approximately $14.7 million in steel slabs from a related party, material commitments for capital expenditures of $24.8 million and other assorted contractual commitments of $9.5 million.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No 133 by us. None of our current contracts are designated as hedges. As of March 31, 2009, the fair value of these contracts was a liability of approximately $3.6 million.

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

We are addressing environmental concerns caused by the former occupant at our Fontana site. We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in other liabilities at March 31, 2009 and December 31, 2008. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

5. Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements”, subject to the deferral provisions of FSP FAS 157-2, on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

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

Our financial assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2009, were as follows (dollars in thousands):

	Fair Value Measurement Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$73,111	$—	$—	$73,111
Forward contracts	—	(3,633)	—	(3,633)

Total	$73,111	$(3,633)	$—	$69,478

We have determined that our forward contracts are Level 2 in the fair value hierarchy. At March 31, 2009, the fair value of our forward contracts were $3.6 million and are included in other accrued expenses on our balance sheets.

Our senior notes are reported at carrying value. The carrying value and fair value of our senior notes are $150.0 million and $105.0 million at March 31, 2009 and December 31, 2008, respectively.

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

Results of Operations

Financial Results

The following table represents unaudited selected financial data (amounts in thousands, except for billed tons):

	Three months ended March 31,
	2009	2008
Billed tons	156,884	464,962
Net sales	$147,067	$369,197
Net sales (loss) gain %	-60%	17%
Gross (loss) profit as % of net sales	-14.5%	6.5%
SG&A as % of net sales	3.0%	1.4%
Operating (loss) income	$(25,659)	$17,321
Operating (loss) income as % of net sales	-17.4%	4.7%
Net (loss) income	$(15,333)	$9,608

Net sales. Net sales in the first quarter of fiscal 2009 decreased 60% to $147.1 million, compared with $369.2 million in the same period one year ago. The decrease resulted primarily from a decrease in sales volume of 66% compared to the same period one year ago. The lower sales volume decreased net sales approximately $235.2 million. This decrease was partially offset by an increase in the average selling price of 21% compared to the same period one year ago which increased net sales approximately $20.7 million. The remaining decrease in net sales was primarily from lower freight revenue in first quarter of fiscal 2009 compared to the same period one year ago.

Gross (loss) profit. Our gross profit rate in the first quarter of fiscal 2009 deceased by 21% to a negative 14.5% of net sales, compared with a gross profit of 6.5% of net sales in the same period one year ago. The decrease was due to lower sale volume and a write-down of inventory to the lower of cost or market of $35.0 million which represent 23.8% of net sales. This decrease was partially offset by a higher average selling price and lower average slab costs.

Selling, general and administrative (SG&A) expenses. Our SG&A expense rate in the first quarter of fiscal 2009 increased by 1.6% to 3.0% of net sales, compared with 1.4% of net sales in the same period one year ago. The increase in our SG&A expense rate is largely attributable to a decrease of our net sales of 60% since the majority of our SG&A expenses are fixed costs. Our SG&A expenses consist primarily of sales and labor, and various administrative expenses. Labor costs comprised of approximately 58% and 53% of our SG&A expenses for the first quarter of fiscal 2009 and 2008, respectively.

Net interest expense. Net interest expense in the first quarter of fiscal 2009 decreased $132,000, or 5.4%, to $2.3 million compared with $2.5 million in the same period one year ago. The decrease in net interest expense was attributable to a decrease in the average interest rate on our outstanding debt and an increase in capitalized interest of $364,000 when compared to the same period one year ago. The increased in capitalized interest is largely attributable to the construction of the second reheat furnace. The decrease in interest expense was partially offset by a decrease in interest income of $64,000 when compared to the interest income of the same period one year ago.

Other income. Other income was $2.9 million for the first quarter of fiscal 2009, compared with $1.2 million in the same period one year ago. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income tax (benefit) expense. Our income tax benefit was $9.8 million for the first quarter of fiscal 2009 compared with an income tax expense of $6.4 million in the same period one year ago. Our effective income tax rate benefit was 38.9% for the first quarter of fiscal 2009 compared with 40.1% in the same period one year ago.

Net (loss) income. Our net loss was $15.3 million for the first quarter of fiscal 2009 compared with net income of $9.6 million in the same period one year ago.

Liquidity and Capital Resources

We ended the first quarter of fiscal year 2009 with $73.1 million of cash and cash equivalents compared with $10.9 million at the end of fiscal 2008. Working capital, the excess of current assets over current liabilities, was $247.1 million at the end of the first quarter of fiscal 2009, down from $267.3 million at the end of fiscal 2008. We ended the first quarter of fiscal 2009 with over $109.0 million in financing available under our revolving credit facility.

Cash Flows

The following table summarizes our cash flows in the first three months of the current and prior fiscal years ($ in thousands):

	Three months ended March 31,
	2009	2008
Total cash provided by (used in):
Operating activities	$72,548	$79,735
Investing activities	(10,317)	(8,053)
Financing activities	—	(26,500)

Increase in cash and cash equivalents	$62,231	$45,182

Operating Activities

Cash provided by operating activities was $72.5 million for the first quarter of fiscal 2009 compared with $79.7 million in first quarter of fiscal 2008. The changes were due primarily to a decrease in cash provided by net income and the change in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in trade accounts receivable, inventories, accounts payable and prepaid income taxes. The increase in cash provided for prepaid income taxes resulted mainly from an income tax refund and lower estimated taxable income. The increase in cash provided for trade accounts receivable was primarily due to decreased sales volume. The increase in cash used for accounts payable was due primarily to timing of vendor payments. The increase in cash provided for inventories was due to lower inventory levels and the write-down of inventory to the lower or cost or market.

Investing Activities

Cash used in investing activities was $10.3 million for the first quarter of fiscal 2009 compared with $8.1 million in the first quarter of fiscal 2008. The increase in cash used by investing activities was primarily due to the construction of the second reheat furnace. The primary purposes of our capital expenditures were to support our expansion plans and improve our operational efficiency.

Financing Activities

We had no financing activities for the first quarter of fiscal 2009 compared with cash used of $26.5 million in the first quarter of fiscal 2008. The changes in financing activities were due to repayments on our line-of-credit.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and cash and cash equivalents. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans for the next fiscal year. In addition, our revolving credit facility is available for additional working capital needs. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

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

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. As of March 31, 2009, there were no outstanding borrowings under this facility. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes in whole or in part at any time after March 15, 2009. The redemption price is based on a percentage premium in excess of the face value of the notes which decreases over time. We periodically evaluate the cost of alternative forms of financing in the market versus the cost of redeeming and retiring the notes. Depending on the current market value of the notes, we further periodically evaluate whether to acquire notes in the market as a means to lower our financing costs. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain subsidiaries on a consolidated basis. We were in compliance with all covenants and restrictions at March 31, 2009.

We currently have $24.8 million in material commitments for capital expenditures expected to be completed during fiscal 2009. These represent signed purchase orders for various production facility upgrades including the construction of our second reheat furnace. Our total budget for capital improvements in 2009 is $62.4 million of which $43.1 million relates to the second reheat furnace project. We are committed, in the form of open purchase orders, to purchase $14.7 million in steel slabs from a related party.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to meet our liquidity requirements for fiscal 2009.

Contractual Obligations and Commitments

The following table represents a comprehensive list of our contractual obligations and commitments as of March 31, 2009 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$190,000	$7,500	$20,000	$162,500	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,184	743	332	109	—
Purchase Obligations (1)	49,038	49,038	—	—	—
Estimated Interest Payments on Debt (2)	48,907	10,500	20,076	18,331	—
Other	—	—	—	—	—
Planned Expenditures on Environmental Matters (3)	3,067	1,267	1,000	800	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	749	72	145	145	387

Total	$292,945	$69,120	$41,553	$181,885	$387

(1)	Amounts relate to contractual commitments to purchase $14.7 million of steel slabs from a related party, material commitments for capital expenditures of $24.8 million, and the remaining $9.5 million in assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150.0 million ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40.0 million five-year unsecured term loan maturing in April 2013.
(3)	Amounts reflect $1.3 million of self assessed environmental clean-up of our facility and $1.8 million of anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 4 to the Financial Statements.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no change in our significant accounting policies since the end of 2008.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted SFAS 141R and SFAS 160 concurrently on January 1, 2009. There was no impact upon adoption of these standards to our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS 161 on January 1, 2009. There was no impact upon adoption of SFAS 161 to our financial statements.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

Floating rate credit facility

At March 31, 2009, there were no borrowings on our $110.0 million floating rate credit facility. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. Changes in interest rates generally do not affect the fair value of our credit facility, but do affect earnings and cash flow. The credit facility bears interest at the Eurodollar rate or the prime rate, which was approximately 1.06% (one month rate) (including margin) and 3.25%, respectively, at March 31, 2009. We do not expect to borrow any money under the facility for the remainder of fiscal 2009, however, if we had to borrow and our estimated average amount of debt under the facility for the remainder of fiscal 2009 was approximately $10.0 million, a one-percentage point increase in interest rates would result in an increase in interest expense of $100,000 for the year. We do not manage the interest rate risk on our credit facility through the use of derivative instruments.

Fixed rate debt

At March 31, 2009, our short-term and long-term fixed rate debt comprised of our $150.0 million senior notes and $40.0 million term loan. Changes in interest rates generally affect the fair value of our fixed rate debt instruments. We do not have an obligation to repay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our term loan approximates the current rate available for similar types of financing and as a result the carrying amount approximates the fair value. We do not manage the interest rate risk on our fixed rate debt through the use of derivative instruments.

We do not believe that the future market rate risk related to our floating rate credit facility and fixed rate debt will have a material impact on our financial position, results of operations or liquidity.

Other Market Risks

Utility consumption rates

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to lower projected production in 2009, our electricity costs are expected to be lower than 2008 levels. Our electricity costs accounted for 2.0% of our cost of goods sold for the first quarter of fiscal 2009 compared to 1.9% in the same period one year ago.

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

We currently have in place fixed price purchase agreements for approximately 28% of our natural gas commodity requirements for 2009, and approximately 0% of basis. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. Our natural gas costs accounted for 1.8% of our cost of goods sold for the first quarter of fiscal 2009 compared to 2.5% in the same period one year ago.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending March 31, 2009 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of March 31, 2009, that there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect our internal controls over financial reporting.

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

CALIFORNIA STEEL INDUSTRIES, INC.

April 28, 2009	By:	/s/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Restated Bylaws of the Registrant dated as of April 1, 2008. (7)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated April 1, 2008, by and among Rio Doce Limited, Vale (Companhia Vale do Rio Doce), JFE Steel Corporation. (8)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (6)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as file with the Securities and Exchange Commission on April 25, 2008.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on July 28, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.