Form 10-Q
period 2009-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2009-08-11
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 11, 2009, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

($ in thousands except share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$91,819	$10,880
Trade accounts receivable, less allowance for doubtful accounts of $1,550 at June 30, 2009 and December 31, 2008, respectively	36,591	44,944
Inventories	122,115	224,146
Prepaid income taxes	37,340	75,515
Other receivables and prepaid expenses	1,570	2,894

Total current assets	289,435	358,379
Other assets	20,640	21,423
Property, plant and equipment, net	267,778	261,027

Total assets	$577,853	$640,829

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$22,306	$66,009
Accrued interest expense	3,031	3,074
Accrued utilities	2,616	1,392
Deferred income taxes	4,815	4,815
Other accrued expenses	8,497	10,755
Current portion of long-term debt	10,000	5,000

Total current liabilities	51,265	91,045

Other liabilities	2,459	2,495
Long-term debt	180,000	185,000
Deferred income taxes	48,517	48,517
Commitments and contingencies
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	255,612	273,772

Total stockholders’ equity	295,612	313,772

Total liabilities and stockholders’ equity	$577,853	$640,829

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Operations

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)
	2009	2008	2009	2008
Net sales	$104,195	$431,118	$251,262	$800,315
Cost of sales:
Cost of sales, excluding lower of cost or market adjustment	101,867	354,606	235,187	699,676
Lower of cost or market adjustment	4,800	—	39,800	—

Gross (loss) profit	(2,472)	76,512	(23,725)	100,639
Selling, general and administrative expenses	4,128	5,570	8,534	10,575
Loss on disposition of property, plant and equipment	—	304	—	2,105

(Loss) income from operations	(6,600)	70,638	(32,259)	87,959
Other (expense) income:
Interest expense, net	(1,920)	(2,065)	(4,241)	(4,518)
Other income, net	2,113	1,536	4,985	2,711

(Loss) income before income tax (benefit) expense	(6,407)	70,109	(31,515)	86,152
Income tax (benefit) expense	(3,580)	25,868	(13,355)	32,303

Net (loss) income	(2,827)	44,241	(18,160)	53,849

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

($ in thousands)

	Six months ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(18,160)	$53,849
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	16,565	16,379
Gain on disposition of environmental credits	(438)	—
Loss on disposition of property, plant and equipment	—	2,105
Inventory write-down	39,800	—
Change in assets and liabilities:
Trade accounts receivable, net	8,353	(45,118)
Inventories	62,231	67,618
Other receivables and prepaid expenses	1,344	2,078
Accounts payable	(43,703)	26,675
Prepaid income taxes	38,175	21,448
Accrued interest expense	(43)	206
Other accrued expenses and liabilities	(1,070)	3,303

Net cash provided by operating activities	103,054	148,543

Cash flows from investing activities:
Additions to property, plant and equipment	(23,634)	(13,459)
Proceeds received for the sale of environmental credits	1,519	—
Removal costs paid for the sale of property, plant and equipment	—	(2,038)

Net cash used in investing activities	(22,115)	(15,497)

Cash flows from financing activities:
Net repayments under line-of-credit	—	(26,500)
Borrowings of long-term debt	—	40,000

Net cash provided by financing activities	—	13,500

Net increase in cash and cash equivalents	80,939	146,546
Cash and cash equivalents at beginning of period	10,880	13,630

Cash and cash equivalents at end of period	$91,819	$160,176

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$4,323	$4,878

Income taxes (net of amount refunded)	$(51,427)	$12,498

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements

(Unaudited)

1. Basis of Presentation

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us,” and “our” in these Notes to the Financial Statements refers to California Steel Industries, Inc.

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Financial Statements. Our interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for year ended December 31, 2008. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results expected for the full year ending December 31, 2009.

We have evaluated subsequent events through August 11, 2009, the date the financial statements were issued.

Reclassifications

To maintain consistency and comparability, certain prior-year amounts were reclassified to conform to the current-year presentation. We reclassified:

•

to cost of sales, excluding lower of cost or market adjustment, $2.5 million and $4.3 million in shipping expenses for the three months ended June 30, 2008, respectively, which were previously reported in selling, general and administrative expenses on our statements of operations;

•

to additions to property, plant and equipment, $993,000 for the six months ended June 30, 2008 for additions of spare parts, which was previously reported in inventories within cash provided by operating activities on our statements of cash flows.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. There was no impact upon adoption of FSP SFAS 157-4 to our financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and FSP SFAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. There was no impact upon adoption of FSP SFAS 115-2 and FSP SFAS 124-2 to our financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. There was no impact upon adoption of FSP SFAS 107-1 and APB 28-1 to our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. There was no impact upon adoption of SFAS 165 to our financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009. We are currently evaluating the effect that the adoption of SFAS 168 will have on our results of operation, financial position, and cash flows, but does not expect the adoption will have a material impact.

2. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following ($ in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)
Finished goods	$14,278	$16,160
Work in process	20,774	34,168
Raw materials	69,623	160,096
Supplies	17,440	13,722

	$122,115	$224,146

3. Credit Facility

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of June 30, 2009. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires us to maintain certain financial ratios and other financial covenants. We were in compliance with all the covenants at June 30, 2009.

4. Commitments and Contingencies

At June 30, 2009, we are committed in the form of open purchase orders, to purchase approximately $158.7 million in steel slabs, of which $55.7 million are from a related party, material commitments for capital expenditures of $18.3 million and other assorted contractual commitments of $5.4 million.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by us. None of our current contracts are designated as hedges. As of June 30, 2009, the fair value of these contracts was a liability of approximately $2.3 million, which represents an increase in the liability by approximately $68,000 from December 31, 2008, and a decrease of approximately $1.3 million from March 31, 2009. The changes in the fair value of these contracts are recorded in other income, net on the statement of operations.

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

We are addressing environmental concerns caused by the former occupant at our Fontana site. We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in other liabilities at June 30, 2009 and December 31, 2008. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

Our financial assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2009, were as follows (dollars in thousands):

	Fair Value Measurement Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$91,819	$—	$—	$91,819
Forward contracts	—	(2,315)	—	(2,315)

Total	$91,819	$(2,315)	$—	$89,504

We have determined that our forward contracts are Level 2 in the fair value hierarchy. At June 30, 2009, the fair value of our forward contracts were $2.3 million and are included in other accrued expenses on our balance sheets.

Our senior notes are reported at carrying value. The carrying value and fair value of our senior notes are $150.0 million and $129.0 million at June 30, 2009 and $150.0 million and $105.0 million at December 31, 2008, respectively. The carrying value and fair value of our term loan is $40.0 million at June 30, 2009 and December 31, 2008, respectively.

6. Fair Value of Financial Instruments

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. Forward contracts are carried at fair value and are disclosed in Note 5 above. The estimated fair value of the senior notes due 2014 at June 30, 2009, based on quoted market prices, was $105.0 million. Management estimates that the carrying values of our other financial instruments approximate their value since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to year end.

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

Results of Operations

Financial Results

The following table represents unaudited selected financial data (amounts in thousands, excepted for billed tons):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Billed tons	176,832	432,771	333,717	897,733
Net sales	$104,195	$431,118	$251,262	$800,315
Net sales (loss) gain %	-76%	28%	-69%	23%
Gross (loss) profit as % of net sales	-2.4%	17.7%	-9.4%	12.6%
SG&A as % of net sales	4.0%	1.3%	3.4%	1.3%
Operating (loss) income	$(6,600)	$70,638	$(32,259)	$87,959
Operating (loss) income as % of net sales	-6.3%	16.4%	-12.8%	11.0%
Net (loss) income	$(2,827)	$44,241	$(18,160)	$53,849

Net sales. Net sales in the second quarter of fiscal 2009 decreased 76% to $104.2 million, compared with $431.1 million in the same period one year ago. The decrease resulted primarily from a decrease in sales volume and a lower average selling price. Sales volume decreased 59% and the average selling price decreased 40% compared to the same period one year ago. The lower sales volume decreased net sales approximately $249.1 million and the lower average selling price decreased net sales approximately $67.9 million. The remaining decrease in net sales was primarily from lower freight revenue in second quarter of fiscal 2009 compared to the same period one year ago.

Net sales for the first six months of fiscal 2009 decreased 69% to $251.3 million, compared with $800.3 million in the same period one year ago. The decrease resulted primarily from a decrease in sales volume and a lower average selling price. Sales volume decreased 63% and the average selling price decreased 14% compared to the same period one year ago. The lower sales volume decreased net sales approximately $487.5 million and the lower average selling price decreased net sales approximately $41.4 million. The remaining decrease in net sales was primarily from lower freight revenue during the first six months of fiscal 2009 compared to the same period one year ago.

Gross (loss) profit. Our gross profit rate in the second quarter of fiscal 2009 decreased by 20.1% to a negative 2.4% of net sales, compared with a gross profit of 17.7% of net sales in the same period one year ago. Our gross profit rate for the first six months of fiscal 2009 decreased by 22.0% to a negative 9.4% of net sales, compared with a gross profit of 12.6% of net sales in the same period one year ago. The decrease was due to lower sales volume, lower average selling price and a write-down of inventory to the lower of cost or market of $4.8 million and $39.8 million for the three and six months ended June 30, 2009, respectively. The write-down of inventory to the lower of cost or market represents 4.6% and 15.8% of net sales for the three and six months ended June 30, 2009, respectively.

Selling, general and administrative (SG&A) expenses. Our SG&A expense rate in the second quarter of fiscal 2009 increased by 2.7% to 4.0% of net sales, compared with 1.3% of net sales in the same period one year ago. Our SG&A expense rate for the first six months of fiscal 2009 increased by 2.1% to 3.4% of net sales, compared with 1.3% of net sales in the same period one year ago. The increase in our SG&A expense rate is largely attributable to a decrease of our net sales since the majority of our SG&A expenses are fixed costs. The decrease in our SG&A expense for the second quarter and the first six months of 2009 is due to less salaries and benefit costs compared to the same period one year ago. This is attributable to fewer employees and less profit sharing in 2009 compared to 2008. Our SG&A expenses consist primarily of sales and labor, and various administrative expenses. Labor costs comprised of approximately 60% and 61% of our SG&A expenses for the second quarter of fiscal 2009 and 2008, respectively, and approximately 59% and 57% of our SG&A expenses for the first six months of fiscal 2009 and 2008, respectively.

Net interest expense. Net interest expense in the second quarter of fiscal 2009 decreased $145,000, or 7.0%, to $1.9 million compared with $2.1 million in the same period one year ago. Net interest expense for the first six months of fiscal 2009 decreased $277,000, or 6.1%, to $4.2 million compared with $4.5 million in the same period one year ago. The decrease in net interest expense was attributable to a decrease in the average interest rate on our outstanding debt and an increase in capitalized interest of $555,000 and $919,000 when compared to the three and six months ended June 30, 2008. The increased in capitalized interest is largely attributable to the construction of our second reheat furnace. The decrease in interest expense was partially offset by a decrease in interest income of $463,000 and $527,000 when compared to the interest income for the three and six months ended June 30, 2008.

Other income, net. Other income, net was $2.1 million for the second quarter of fiscal 2009, compared with $1.5 million in the same period one year ago. Other income, net for the first six months of fiscal 2009 was $5.0 million compared to $2.7 million in the same period one year ago. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, gain on sale of environmental credits, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income tax (benefit) expense. Our income tax benefit was $3.6 million for the second quarter of fiscal 2009 compared with an income tax expense of $25.9 million in the same period one year ago. Income tax benefit was $13.4 million for the first six months of fiscal 2009 compared with an income tax expense of $32.3 million in the same period one year ago. Our effective income tax rate benefit was 55.9% and 42.4% for the three and six months ended June 30, 2009 compared to 36.9% and 37.5% in the same period one year ago. The increase in our effective tax rate benefit for the three and six months ended June 30, 2009 is attributable to carrying back of a foreign tax credit and a hiring credit.

Net (loss) income. Our net loss for the three and six months ended June 30, 2009 was $2.8 million and $18.2 million, respectively, compared to net income of $44.2 million and $53.8 million in the same period one year ago.

Liquidity and Capital Resources

We ended the second quarter of fiscal year 2009 with $91.8 million of cash and cash equivalents compared with $10.9 million at the end of fiscal 2008. Working capital, the excess of current assets over current liabilities, was $238.4 million at the end of the second quarter of fiscal 2009, down from $267.3 million at the end of fiscal 2008. We ended the second quarter of fiscal 2009 with over $88.6 million in financing available under our revolving credit facility.

Cash Flows

The following table summarizes our cash flows in the first six months of the current and prior fiscal years ($ in thousands):

	Six months ended June 30,
	2009	2008
Total cash provided by (used in):
Operating activities	$103,054	$148,543
Investing activities	(22,115)	(15,497)
Financing activities	—	13,500

Increase in cash and cash equivalents	$80,939	$146,546

Operating Activities

Cash provided by operating activities was $103.1 million for the first six months of fiscal 2009 compared with $148.5 million in first six months of fiscal 2008. The changes were due primarily to a decrease in cash provided by net income and the change in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in trade accounts receivable, inventories, accounts payable and prepaid income taxes. The increase in cash provided for prepaid income taxes resulted mainly from an income tax refund and lower estimated taxable income. The increase in cash provided for trade accounts receivable was primarily due to decreased sales volume and lower average selling price. The increase in cash used for accounts payable was due primarily to a decrease in the average slab price, monitoring our expenses and timing of vendor payments. The increase in cash provided for inventories was due to lower inventory levels, decrease in the average cost and the write-down of inventory to the lower or cost or market.

Investing Activities

Cash used in investing activities was $22.1 million for the first six months of fiscal 2009 compared with $15.5 million in the first six months of fiscal 2008. The increase in cash used by investing activities was primarily due to the construction of the second reheat furnace. The primary purposes of our capital expenditures were to support our expansion plans and improve our operational efficiency.

Financing Activities

We had no financing activities for the first six of fiscal 2009 compared with cash provided of $13.5 million in the first six months of fiscal 2008. The changes in financing activities were due to net repayments on our line-of-credit and additional borrowings of long-term debt.

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

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. As of June 30, 2009, there were no outstanding borrowings under this facility. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% senior unsecured notes due in March

2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes in whole or in part at any time after March 15, 2009. The redemption price is based on a percentage premium in excess of the face value of the notes which decreases over time. We periodically evaluate the cost of alternative forms of financing in the market versus the cost of redeeming and retiring the notes. Depending on the current market value of the notes, we further periodically evaluate whether to acquire notes in the market as a means to lower our financing costs. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain subsidiaries on a consolidated basis. We were in compliance with all covenants and restrictions at June 30, 2009.

We currently have $18.3 million in material commitments for capital expenditures expected to be completed during fiscal 2009. These represent signed purchase orders for various production facility upgrades including the construction of our second reheat furnace. Our total revised budget for capital improvements in 2009 is $53.8 million of which $42.3 million relates to the second reheat furnace project. We are committed, in the form of open purchase orders, to purchase $158.7 million in steel slabs, of which $55.7 million is from a related party.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to meet our liquidity requirements for fiscal 2009.

Contractual Obligations and Commitments

The following table represents a comprehensive list of our contractual obligations and commitments as of June 30, 2009 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$190,000	$10,000	$20,000	$160,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	931	566	271	94	—
Purchase Obligations (1)	182,406	182,406	—	—	—
Estimated Interest Payments on Debt (2)	45,934	10,360	19,742	15,832	—
Planned Expenditures on Environmental Matters (3)	3,067	1,267	1,000	800	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	731	72	145	145	369

Total	$423,069	$204,671	$41,158	$176,871	$369

(1)	Amounts relate to contractual commitments to purchase $158.7 million of steel slabs, of which $55.7 million is from a related party, material commitments for capital expenditures of $18.3 million, and the remaining $5.4 million in assorted other contractual commitments.

(2)	Amounts represent the annual accrued interest on our $150.0 million ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40.0 million five-year unsecured term loan maturing in April 2013.

(3)	Amounts reflect $1.3 million of self assessed environmental clean-up of our facility and $1.8 million of anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 4 to the Financial Statements.

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis. There was no impact upon adoption of FSP SFAS 157-4 to our financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and FSP SFAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. There was no impact upon adoption of FSP SFAS 115-2 and FSP SFAS 124-2 to our financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. There was no impact upon adoption of FSP SFAS 107-1 and APB 28-1 to our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. There was no impact upon adoption of SFAS 165 to our financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168

establishes the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009. We are currently evaluating the effect that the adoption of SFAS 168 will have on our results of operation, financial position, and cash flows, but does not expect the adoption will have a material impact.

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

The following risk factors may affect our operating results and the environment within which we conduct our business:

•	Industry-wide market factors and general economic and business conditions, including the current global economic downturn, which has significantly suppressed demand for products which use our goods;

•	Fluctuations in raw materials and freight prices as a result of changes in industry dynamics, increased oil prices and global steel consumption;

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

•

Changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the impact of the ongoing lack of liquidity in the financial system, making it difficult for consumers and customers to borrow, and the ongoing armed conflict in Iraq and security concerns related to the continuing response of governments to the threat of terrorism and instability in certain regions of the world; and

•

Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to market risks, including interest rates and utility consumption rates.

Interest Rate Risk

Floating rate credit facility

At June 30, 2009, there were no borrowings on our $110.0 million floating rate credit facility. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. Changes in interest rates generally do not affect the fair value of our credit facility, but do affect earnings and cash flow. The credit facility bears interest at the Eurodollar rate or the prime rate, which was approximately 0.96% (one month rate) (including margin) and 3.25%, respectively, at June 30, 2009. We do not expect to borrow any money under the facility for the remainder of fiscal 2009, however, if we had to borrow and our estimated average amount of debt under the facility for the remainder of fiscal 2009 was approximately $10.0 million, a one-percentage point increase in interest rates would result in an increase in interest expense of $100,000 for the year. We do not manage the interest rate risk on our credit facility through the use of derivative instruments.

Fixed rate debt

At June 30, 2009, our short-term and long-term fixed rate debt comprised of our $150.0 million senior notes and $40.0 million term loan. Changes in interest rates generally affect the fair value of our fixed rate debt instruments. We do not have an obligation to repay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our term loan approximates the current rate available for similar types of financing and as a result the carrying amount approximates the fair value. We do not manage the interest rate risk on our fixed rate debt through the use of derivative instruments.

We do not believe that the future market rate risk related to our floating rate credit facility and fixed rate debt will have a material impact on our financial position, results of operations or liquidity.

Other Market Risks

Utility consumption rates

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to lower projected production in 2009, our electricity costs are expected to be lower than 2008 levels. Our electricity costs accounted for 3.7% and 2.7% of our cost of goods sold for the three and six months ended June 30, 2009 compared to 1.8% and 1.9% in the same period one year ago.

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

We currently have in place fixed price purchase agreements for approximately 28% of our natural gas commodity requirements for 2009, and 0% of basis. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. Our natural gas costs accounted for 2.9% and 2.2% of our cost of goods sold for the three and six months ended June 30, 2009 compared to 2.4% and 2.5% in the same period one year ago.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending June 30, 2009 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of June 30, 2009, that there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect our internal controls over financial reporting.

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

CALIFORNIA STEEL INDUSTRIES, INC.

August 11, 2009	By:	/s/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Restated Bylaws of the Registrant dated as of April 1, 2008. (7)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated April 1, 2008, by and among Rio Doce Limited, Vale (Companhia Vale do Rio Doce), JFE Steel Corporation. (8)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (6)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as file with the Securities and Exchange Commission on April 25, 2008.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on July 28, 2008.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.