Form 10-Q
period 2009-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2009-10-28
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 28, 2009, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

($ in thousands except share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$96,806	$10,880
Trade accounts receivable, less allowance for doubtful accounts of $800 at September 30, 2009 and $1,550 at December 31, 2008	50,273	44,944
Inventories	139,838	224,146
Prepaid income taxes	36,349	75,515
Other receivables and prepaid expenses	1,376	2,894

Total current assets	324,642	358,379
Other assets	20,697	21,423
Property, plant and equipment, net	269,335	261,027

Total assets	$614,674	$640,829

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$55,015	$66,009
Accrued interest expense	718	3,074
Accrued utilities	2,344	1,392
Deferred income taxes	4,826	4,815
Other accrued expenses	10,079	10,755
Current portion of long-term debt	10,000	5,000

Total current liabilities	82,982	91,045

Other liabilities	2,441	2,495
Long-term debt	177,500	185,000
Deferred income taxes	48,789	48,517
Commitments and contingencies
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	262,962	273,772

Total stockholders’ equity	302,962	313,772

Total liabilities and stockholders’ equity	$614,674	$640,829

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Operations

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Net sales	$146,983	$440,836	$398,245	$1,241,151
Cost of sales:
Cost of sales, excluding lower of cost or market adjustment	132,753	372,781	367,940	1,072,457
Lower of cost or market adjustment	2,000	—	41,800	—

Gross profit (loss)	12,230	68,055	(11,495)	168,694
Selling, general and administrative expenses	4,285	6,356	12,819	16,931
Loss on disposition of property, plant and equipment	29	770	29	2,875

Income (loss) from operations	7,916	60,929	(24,343)	148,888
Other (expense) income:
Interest expense, net	(1,960)	(1,801)	(6,201)	(6,319)
Other income, net	2,110	(1,642)	7,095	1,069

Income (loss) before income tax expense (benefit)	8,066	57,486	(23,449)	143,638
Income tax expense (benefit)	716	21,940	(12,639)	54,243

Net income (loss)	7,350	35,546	(10,810)	89,395

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

($ in thousands)

	Nine months ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(10,810)	$89,395
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,812	24,659
Deferred income taxes	283	—
Gain on disposition of environmental credits	(438)	—
Loss on disposition of property, plant and equipment	29	2,875
Inventory write-down	41,800	—
Change in assets and liabilities:
Trade accounts receivable, net	(5,329)	(52,029)
Inventories	42,508	(99,171)
Other receivables and prepaid expenses	1,538	1,963
Accounts payable	(10,994)	130,408
Prepaid income taxes	39,166	3,952
Accrued interest expense	(2,356)	(2,098)
Other accrued expenses and liabilities	222	15,158

Net cash provided by operating activities	120,431	115,112

Cash flows from investing activities:
Additions to property, plant and equipment	(33,524)	(26,119)
Proceeds received for the sale of environmental credits	1,519	—
Additions to intangible assets	—	(908)
Removal costs paid for the sale of property, plant and equipment	—	(2,038)

Net cash used in investing activities	(32,005)	(29,065)

Cash flows from financing activities:
Net repayments under line-of-credit	—	(26,500)
Borrowings of long-term debt	—	40,000
Principal payments on long-term debt	(2,500)	—
Dividends paid	—	(26,925)

Net cash used in financing activities	(2,500)	(13,425)

Net increase in cash and cash equivalents	85,926	72,622
Cash and cash equivalents at beginning of period	10,880	13,630

Cash and cash equivalents at end of period	$96,806	$86,252

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$8,640	$9,679

Income taxes (net of amount refunded)	$(51,900)	$51,992

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements

(Unaudited)

1. Basis of Presentation

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us,” and “our” in these Notes to the Financial Statements refers to California Steel Industries, Inc.

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Financial Statements. Our interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for year ended December 31, 2008. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results expected for the full year ending December 31, 2009.

We have evaluated subsequent events through October 28, 2009, the date the financial statements were issued.

Reclassifications

To maintain consistency and comparability, certain prior-year amounts were reclassified to conform to the current-year presentation. We reclassified:

•

to cost of sales, excluding lower of cost or market adjustment, $2.7 million and $7.0 million in shipping expenses for the three and nine months ended September 30, 2008, respectively, which were previously reported in selling, general and administrative expenses on our statements of operations;

•

to additions to property, plant and equipment, $1.4 million for the nine months ended September 30, 2008 for additions of spare parts, which was previously reported in inventories within cash provided by operating activities on our statements of cash flows.

These reclassifications had no affect on previously reported income from operations, net income or stockholders’ equity.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. There was no impact upon adoption of SFAS 168 to our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. There was no impact upon adoption of ASU 2009-05 for all financial liabilities. We will adopt ASU 2009-05 for all non-financial liabilities in the first quarter of fiscal 2010 when we fully adopt SFAS 157, “Fair Value Measurements.” Although we will continue to evaluate the application of SFAS 157 and this update for its non-financial liabilities, we do not expect the adoption of ASU 2009-05 will have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This update provides amendments to the criteria to ASC Topic 605, “Revenue Recognition” for separating consideration in multiple-deliverable arrangements. The amendments to this update

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements—(Continued)

(Unaudited)

establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010. We are currently evaluating the effect that the adoption of ASU 2009-13 will have on our results of operation, financial position, and cash flows, but do not expect the adoption will have a material impact.

2. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following ($ in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)
Finished goods	$16,541	$16,160
Work in process	19,280	34,168
Raw materials	85,777	160,096
Supplies	18,240	13,722

	$139,838	$224,146

3. Credit Facility

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of September 30, 2009. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires us to maintain certain financial ratios and other financial covenants. We were in compliance with all the covenants at September 30, 2009.

4. Commitments and Contingencies

At September 30, 2009, we are committed in the form of open purchase orders, to purchase approximately $117.4 million in steel slabs, of which $17.2 million are from a related party, material commitments for capital expenditures of $15.9 million and other assorted contractual commitments of $2.4 million.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives. None of our current contracts are designated as hedges. As of September 30, 2009, the fair value of these contracts was a liability of approximately $1.0 million, which represents a decrease in the liability by approximately $1.2 million from December 31, 2008, and a decrease of approximately $1.3 million from June 30, 2009. The changes in the fair value of these contracts are recorded in other income, net on the statements of operations.

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

We are addressing environmental concerns caused by the former occupant at our Fontana site. We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in other liabilities at September 30, 2009 and December 31, 2008. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances,

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements—(Continued)

(Unaudited)

including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

5. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the accounting literature contains three levels as follows:

• Level 1 –	Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

• Level 2 –	Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

• Level 3 –	Inputs to the valuation that are unobservable inputs for the asset or liability.

Our financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009, were as follows (dollars in thousands):

	Fair Value Measurement Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$96,806	$—	$—	$96,806
Forward contracts	—	(1,032)	—	(1,032)

Total	$96,806	$(1,032)	$—	$95,774

We have determined that our forward contracts are Level 2 in the fair value hierarchy. At September 30, 2009, the fair value of our forward contracts were $1.0 million and are included in other accrued expenses on our balance sheets.

Our senior notes are reported at carrying value. The carrying value and fair value of our senior notes are $150.0 million and $138.4 million at September 30, 2009 and $150.0 million and $105.0 million at December 31, 2008, respectively. The carrying value approximates fair value for our term loan. The value of our term loan is $37.5 million and $40.0 million at September 30, 2009 and December 31, 2008, respectively.

6. Fair Value of Financial Instruments

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. Forward contracts are carried at fair value and are disclosed in Note 5 above. The estimated fair value of the senior notes due 2014 at September 30, 2009, based on quoted market prices, was $138.4 million. Management estimates that the carrying values of our other financial instruments approximate their value since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements—(Continued)

(Unaudited)

7. Income Taxes

The decrease in our effective tax rate and increase in our effective tax rate benefit for the three and nine months ended September 30, 2009 is attributable to a sales tax credit and a hiring credit under the Enterprise Zone (“EZ”) designation. We became eligible for the EZ credits effective October 2006. Our effective income tax rate was 8.9% for the third quarter and an income tax rate benefit of 53.9% for the nine months ended September 30, 2009 compared to an effective tax rate of 38.2% and 37.8% in the same periods one year ago.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commitments

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

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

Results of Operations

Financial Results

The following table represents unaudited selected financial data (amounts in thousands, excepted for billed tons):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Billed tons	244,417	352,010	578,133	1,249,743
Net sales	$146,983	$440,836	$398,245	$1,241,151
Net sales (loss) gain %	(67)%	31%	(68)%	26%
Gross profit (loss)	12,230	68,055	(11,495)	168,694
Gross profit (loss) as % of net sales	8.3%	15.4%	(2.9)%	13.6%
SG&A	4,285	6,356	12,819	16,931
SG&A as % of net sales	2.9%	1.4%	3.2%	1.4%
Operating income (loss)	$7,916	$60,929	$(24,343)	$148,888
Operating income (loss) as % of net sales	5.4%	13.8%	(6.1)%	12.0%
Net income (loss)	$7,350	$35,546	$(10,810)	$89,395

Net sales. Net sales in the third quarter of fiscal 2009 decreased 67% to $147.0 million, compared with $440.8 million in the same period one year ago. The decrease resulted primarily from a decrease in sales volume and a lower average selling price. Sales volume decreased 31% and the average selling price decreased 51% compared to the same period one year ago. The lower sales volume decreased net sales approximately $132.8 million and the lower average selling price decreased net sales approximately $153.3 million. The remaining decrease in net sales was primarily from lower freight revenue in third quarter of fiscal 2009 compared to the same period one year ago.

Net sales for the first nine months of fiscal 2009 decreased 68% to $398.2 million, compared with $1,241.2 million in the same period one year ago. The decrease resulted primarily from a decrease in sales volume and a lower average selling price. Sales volume decreased 54% and the average selling price decreased 30% compared to the same period one year ago. The lower sales volume decreased net sales approximately $648.8 million and the lower average selling price decreased net sales approximately $162.4 million. The remaining decrease in net sales was primarily from lower freight revenue during the first nine months of fiscal 2009 compared to the same period one year ago.

Gross (loss) profit. Our gross profit rate in the third quarter of fiscal 2009 decreased by 7.1% to 8.3% of net sales, compared with 15.4% of net sales in the same period one year ago. Our gross profit rate for the first nine months of fiscal 2009 decreased by 16.5% to a negative 2.9% of net sales, compared with a gross profit of 13.6% of net sales in the same period one year ago. The decrease was due to lower sales volume, lower average selling price and a write-down of inventory to the lower of cost or market of $2.0 million and $41.8 million for the three and nine months ended September 30, 2009, respectively. The write-down of inventory to the lower of cost or market represents 1.4% and 10.5% of net sales for the three and nine months ended September 30, 2009, respectively.

Selling, general and administrative (SG&A) expenses. Our SG&A expense rate in the third quarter of fiscal 2009 increased by 1.5% to 2.9% of net sales, compared with 1.4% of net sales in the same period one year ago. Our SG&A expense rate for the first nine months of fiscal 2009 increased by 1.8% to 3.2% of net sales, compared with 1.4% of net sales in the same period one year ago. The increase in our SG&A expense rate is largely attributable to a decrease of our net sales since the majority of our SG&A expenses are fixed costs. The decrease in our SG&A expense for the third quarter of $2.1 million and the first nine months of 2009 of $4.1 million is largely attributable to less salaries and benefit costs compared to the same period one year ago. This is attributable to fewer employees and less profit sharing in 2009 compared to 2008. Our SG&A expenses consist primarily of sales and labor, and various administrative expenses. Labor costs comprised of approximately 58% and 59% of our SG&A expenses for the third quarter of fiscal 2009 and 2008, respectively, and approximately 59% and 58% of our SG&A expenses for the first nine months of fiscal 2009 and 2008, respectively.

Net interest expense. Net interest expense in the third quarter of fiscal 2009 increased $159,000, or 8.8%, to $2.0 million compared with $1.8 million in the same period one year ago. Net interest expense for the first nine months of fiscal 2009 decreased $118,000, or 1.9%, to $6.2 million compared with $6.3 million in the same period one year ago. The increase in net interest expense for the third quarter of fiscal 2009 is attributable to a decrease in interest income of $651,000 which was partially offset by an increase in capitalized interest of $463,000 when compared to the three months ended September 30, 2008. The decrease in net interest expense for the first nine months of fiscal 2009 is attributable to a decrease in the average interest rate on our outstanding debt and an increase in capitalized interest of $1.4 million which was partially offset by a decrease in interest income of $1.2 million when compared to the nine months ended September 30, 2008. The increase in capitalized interest is largely attributable to the construction of our second reheat furnace.

Other income, net. Other income, net was $2.1 million for the third quarter of fiscal 2009, compared with an expense of $1.6 million in the same period one year ago. Other income, net for the first nine months of fiscal 2009 was $7.1 million compared to $1.1 million in the same period one year ago. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, gain on sale of environmental credits, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income tax expense (benefit). Our income tax expense was $716,000 for the third quarter of fiscal 2009 compared with $21.9 million in the same period one year ago. Our income tax benefit was $12.6 million for the first nine months of fiscal 2009 compared with an income tax expense of $54.2 million in the same period one year ago. Our effective income tax rate was 8.9% for the third quarter and an income tax rate benefit of 53.9% for the nine months ended September 30, 2009 compared to an effective tax rate of 38.2% and 37.8% in the same periods one year ago. The decrease in our effective tax rate and increase in our effective tax rate benefit for the three and nine months ended September 30, 2009 is attributable to a sales tax credit and a hiring credit under the Enterprise Zone (“EZ”) designation. We became eligible for the EZ credits effective October 2006.

Net income (loss). Our net income for the third quarter of fiscal 2009 was $7.4 million. Our net loss for the first nine months of fiscal 2009 was $10.8 million. Our net income for the three and nine months ended September 30, 2008 was $35.5 million and $89.4 million, respectively.

Liquidity and Capital Resources

We ended the third quarter of fiscal year 2009 with $96.8 million of cash and cash equivalents compared with $10.9 million at the end of fiscal 2008. Working capital, the excess of current assets over current liabilities, was $241.7 million at the end of the third quarter of fiscal 2009, down from $267.3 million at the end of fiscal 2008. We ended the third quarter of fiscal 2009 with over $108.3 million in financing available under our revolving credit facility.

Cash Flows

The following table summarizes our cash flows in the first nine months of the current and prior fiscal years ($ in thousands):

	Nine months ended September 30,
	2009	2008
Total cash provided by (used in):
Operating activities	$120,431	$115,112
Investing activities	(32,005)	(29,065)
Financing activities	(2,500)	(13,425)

Increase in cash and cash equivalents	$85,926	$72,622

Operating Activities

Cash provided by operating activities was $120.4 million for the first nine months of fiscal 2009 compared with $115.1 million in first nine months of fiscal 2008. The changes were due primarily to a decrease in cash provided by net income and the change in operating assets and liabilities. The changes in operating assets and liabilities were due primarily to changes in trade accounts receivable, inventories, accounts payable, prepaid income taxes and other accrued expenses and liabilities. The increase in cash provided for prepaid income taxes resulted mainly from an income tax refund and lower estimated taxable income. The increase in cash provided for trade accounts receivable was primarily due to decreased sales volume and lower average selling price. The increase in cash used for accounts payable was due primarily to a decrease in the average slab price, monitoring our expenses and timing of vendor payments. The increase in cash provided for inventories was due to lower inventory levels, decrease in the average cost and the write-down of inventory to the lower or cost or market. The increase in cash used for other accrued expenses and liabilities was due primarily to a decrease in accrued salaries and benefits.

Investing Activities

Cash used in investing activities was $32.0 million for the first nine months of fiscal 2009 compared with $29.1 million in the first nine months of fiscal 2008. The increase in cash used by investing activities was primarily due to the construction of the second reheat furnace. The primary purposes of our capital expenditures were to support our expansion plans and improve our operational efficiency.

Financing Activities

Cash used in financing activities was $2.5 million for the first nine months of fiscal 2009 compared with $13.4 million in the first nine months of fiscal 2008. During fiscal 2009, we made principal payments on our long-term debt. During fiscal 2008, we had net repayments on our line-of-credit, additional borrowings of long-term debt and paid dividends to our stockholders.

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

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. As of September 30, 2009, there were no outstanding borrowings under this facility. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes in whole or in part at any time after March 15, 2009. The redemption price is based on a percentage premium in excess of the face value of the notes which decreases over time. We periodically evaluate the cost of alternative forms of financing in the market versus the cost of redeeming and retiring the notes. Depending on the current market value of the notes, we further periodically evaluate whether to acquire notes in the market as a means to lower our financing costs. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain subsidiaries on a consolidated basis. We were in compliance with all covenants and restrictions at September 30, 2009.

We currently have $15.9 million in material commitments for capital expenditures expected to be completed during fiscal 2009. These represent signed purchase orders for various production facility upgrades including the construction of our second reheat furnace. Our total revised budget for capital improvements in 2009 is $53.8 million of which $42.3 million relates to the second reheat furnace project. We are committed, in the form of open purchase orders, to purchase $117.4 million in steel slabs, of which $17.2 million is from a related party.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to meet our liquidity requirements for fiscal 2009.

Contractual Obligations and Commitments

The following table represents a comprehensive list of our contractual obligations and commitments as of September 30, 2009 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$187,500	$10,000	$20,000	$157,500	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	762	439	244	79	—
Purchase Obligations (1)	135,677	135,677	—	—	—
Estimated Interest Payments on Debt (2)	43,313	10,288	19,558	13,467	—
Planned Expenditures on Environmental Matters (3)	3,067	1,267	1,000	800	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	713	72	145	145	351

Total	$371,032	$157,743	$40,947	$171,991	$351

(1)	Amounts relate to contractual commitments to purchase $117.4 million of steel slabs, of which $17.2 million is from a related party, material commitments for capital expenditures of $15.9 million, and the remaining $2.4 million in assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150.0 million ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40.0 million five-year unsecured term loan maturing in April 2013.
(3)	Amounts reflect $1.3 million of self assessed environmental clean-up of our facility and $1.8 million of anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 4 to the Financial Statements.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no change in our significant accounting policies since the end of 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Under SFAS 168, the FASB Accounting Standards Codification (“Codification”) will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. There was no impact upon adoption of SFAS 168 to our financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities. There was no impact upon adoption of ASU 2009-05 for all financial liabilities. We will adopt ASU 2009-05 for all non-financial liabilities in the first quarter of fiscal 2010 when we fully adopt SFAS 157, “Fair Value Measurements.” Although we will continue to evaluate the application of SFAS 157 and this update for its non-financial liabilities, we do not expect the adoption of ASU 2009-05 will have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This update provides amendments to the criteria to ASC Topic 605, “Revenue Recognition” for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010. We are currently evaluating the effect that the adoption of

ASU 2009-13 will have on our results of operation, financial position, and cash flows, but do not expect the adoption will have a material impact.

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

Interest Rate Risk

Floating rate credit facility

At September 30, 2009, there were no borrowings on our $110.0 million floating rate credit facility. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. Changes in interest rates generally do not affect the fair value of our credit facility, but do affect earnings and cash flow. The credit facility bears interest at the Eurodollar rate or the prime rate, which was approximately 0.90 (one month rate) (including margin) and 3.25%, respectively, at September 30, 2009. We expect to borrow approximately $12.3 million from our credit facility during the remainder of 2009. We estimate the average amount of debt outstanding under the facility for the remaining of fiscal 2009 will be approximately $4.1 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $41,000 for the year. We do not manage the interest rate risk on our credit facility through the use of derivative instruments.

Fixed rate debt

At September 30, 2009, our short-term and long-term fixed rate debt comprised of our $150.0 million senior notes and $40.0 million term loan. Changes in interest rates generally affect the fair value of our fixed rate debt instruments. We do not have an obligation to repay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our term loan approximates the current rate available for similar types of financing and as a result the carrying amount approximates the fair value. We do not manage the interest rate risk on our fixed rate debt through the use of derivative instruments.

We do not believe that the future market rate risk related to our floating rate credit facility and fixed rate debt will have a material impact on our financial position, results of operations or liquidity.

Other Market Risks

Utility consumption rates

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to lower projected production in 2009, our electricity costs are expected to be lower than 2008 levels. Our electricity costs accounted for 3.9% and 3.1% of our cost of goods sold for the three and nine months ended September 30, 2009 compared to 1.7% and 1.8% in the same period one year ago.

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

We currently have in place fixed price purchase agreements for approximately 26% of our natural gas commodity requirements for 2009, and 0% of the Southern California border basis. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. Our natural gas costs accounted for 2.7% and 2.4% of our cost of goods sold for the three and nine months ended September 30, 2009 compared to 2.5% for the three and nine months ended September 30, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending September 30, 2009 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Additionally, the President and Chief Executive Officer and the Chief Financial Officer determined, as of September 30, 2009, that there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect our internal controls over financial reporting.

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

CALIFORNIA STEEL INDUSTRIES, INC.

October 28, 2009	By:	/s/ VICENTE WRIGHT
Vicente Wright President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Restated Bylaws of the Registrant dated as of April 1, 2008. (7)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated April 1, 2008, by and among Rio Doce Limited, Vale (Companhia Vale do Rio Doce), JFE Steel Corporation. (8)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (6)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as file with the Securities and Exchange Commission on April 25, 2008.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on July 28, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.