Form 10-K
period 2009-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2010-03-11
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).:    Yes  ☐    No  ☒

As of March 11, 2010, the registrant had 4,000 shares of its common stock issued and outstanding.

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

For The Fiscal Year Ended December 31, 2009

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

Industry Overview

The steel industry is cyclical in nature. It is influenced by a combination of factors including periods of economic growth or recession, strength or weakness of the U.S. dollar, worldwide production capacity, levels of steel imports and tariffs. Consolidation of the industry, through a series of mergers and acquisitions, has significantly reduced the number of steel producing companies throughout the world. However, steel, regardless of product type, responds to forces of supply and demand. Prices fluctuate in reaction to general and industry-specific economic conditions.

There are generally two types of steel producers: “integrated mills” and “mini-mills.” Steel manufacturing by an integrated producer includes iron making from raw materials which have been mined, such as iron ore and coal, followed by steelmaking, slab making, reheating and further processing into coil or other shapes. A mini-mill is a steel producer that uses an electric arc furnace to melt steel from ferrous scrap metal.

Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. As a result, we do not have the fixed costs associated with the manufacturing of steel. Historically, raw material costs ranged from 70% to 80% of our cost of goods sold. This year, raw material costs have decreased due to lower slab costs; hence, our raw materials costs were approximately 65% of our cost of goods sold, excluding the lower of cost or market adjustment. We believe we are one of the largest purchasers of steel slab in the world. Our purchasing power provides us with the ability to negotiate favorable terms and conditions for steel slab from low cost and high quality producers throughout the world. Generally, prices of our flat rolled steel products have experienced a correlation to the prices of steel slab. Although we remain subject to the cyclicality inherent in the steel industry, we believe this correlation, combined with our slab-based business model, has historically protected our operating margins when compared to other flat rolled steel producers.

Recent Industry Conditions

The depressed U.S. and world economies resulted in minimal demand for steel products. The erosion of the market resulted in significant destocking and price deterioration at both the distributor and manufacturer level through the first half of 2009. The second half of 2009 began with the end of destocking as supply matched demand and steel mills collected higher prices despite the industry operating at 50% of capacity. This trend continued through third quarter with tight credit markets and extreme price risk which made the short lead times of domestic steel mills a more attractive option. As businesses operated based on lean inventory models, none would speculate in regards to imports and extended lead times. The low capacity utilization rates resulted in exacerbated effects from seasonality, both in terms of pricing and volume. Steel consumers continue to take advantage of short lead times and lean inventory business models. The high level of unemployment and limited access to credit will continue to drag on the U.S. economy.

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

We continued to make selective investments designed to keep our facilities competitive or reduce operating costs. Total capital spending in 2009 was $48.2 million on various upgrades to our production facilities as well as safety and environmental improvements. Of this amount, capital spending related to the construction of the second reheat furnace was $36.1 million which is expected to be completed during the first quarter of fiscal 2010. The second reheat furnace with state-

of-the-art environmental technology will increase our capacity to produce an additional one million tons annually. This new reheat furnace will serve as a backup to our existing furnace and furthermore, we will be prepared for the next up turn in the market. The total cost of the project is estimated to be approximately $71.0 million.

Production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products. In late 2007, we initiated a cost reduction program that continued through 2009 and is still continuing into fiscal 2010.

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

Galvanizing Mills

Galvanized coil and sheet represent significant value added products, requiring the greatest degree of processing and quality controls. We produce galvanized sheet by taking cold rolled coils, and in some instances, hot rolled coils, heating it in an in-line annealing furnace and run the sheet steel, while still hot, through a pot of molten zinc. As the steel strip leaves the pot, coating controls ensure product specifications match customer requirements. The steel’s corrosion resistance makes it ideal for applications like air conditioning units, air ducts, metal ties, studs, siding, decking and roofing.

We currently operate two continuous galvanizing lines. The first continuous galvanizing line is horizontally configured and produces gauges from 0.016” to 0.173”, with a capacity of 482 thousand tons per year. The second continuous galvanizing line is vertically configured and produces gauges from 0.0105” to 0.057”, with a capacity of 372 thousand tons per year.

Electric Resistance Welded (ERW) Pipe Mill

We produce ERW pipe by roll forming hot rolled skelp into a pipe shape, welding the edges together with a high frequency welder, annealing the weld and cutting the finished product to length on a continuous line. The ERW pipe then undergoes additional hydrostatic testing, after which it receives rigorous ultrasonic and electromagnetic inspection.

We produce pipe with outside diameters ranging from 4.5” to 16” and wall thickness ranging from 0.156” to 0.406”, with lengths available up to 63 feet without mid-weld. Process coating is available through local coating applicators, one of whom leases space on our property. The ERW pipe mill has a current capacity of approximately 265 thousand tons per year.

Principal Products

Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance welded (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Hot rolled coil and sheet	34.3%	36.0%	38.1%	40.3%	41.1%
Cold rolled coil and sheet	13.5%	10.1%	9.8%	8.7%	10.3%
Galvanized coil and sheet	44.7%	34.3%	38.1%	39.0%	37.9%
ERW pipe	7.5%	19.6%	14.0%	12.0%	10.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Total tons billed, excluding scrap (in thousands)	800	1,443	1,728	1,930	1,814

Historically, hot rolled coil and sheet is one of our largest product categories as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2009, we directed approximately 33.5% of our hot rolled production to outside sales, and we further processed approximately 66.5% internally for our own higher-margin, value added product needs.

Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, tubing and a variety of construction related products. In 2009, we directed approximately 23.4% of our cold rolled reduction production to outside sales, and we further processed approximately 76.6% internally for our own higher-margin, value added product needs.

During the last couple of years, galvanized coil and sheet has been our largest product category as measured by tons billed per year. Galvanized coil and sheet is produced by adding a coating of zinc to cold rolled steel, and in some instances, to hot rolled steel, for additional corrosion resistance. We believe we offer the broadest range of thicknesses, widths and coatings of galvanized products in the western U.S. market. Applications for our galvanized coil product include a variety of construction related products such as roofing, decking, studs, tubing, and heating, venting and air conditioning equipment (HVAC).

We supply ERW pipe with diameters ranging from 4.5” to 16.0”. The principal end-users of our ERW pipe production are oil and gas transmission lines. We also sell standard pipe to industrial accounts for load bearing and low-pressure applications.

Marketing and Customer Service

We believe that we provide a high level of customer service and product support in the western U.S. market. Our emphasis on customer service and product quality has enabled us to establish long-standing relationships with our customers. Our relationships with 90% of our top 30 customers extend beyond 10 years. We attribute this customer loyalty, in large part, to the successful execution of our marketing strategies to provide a broad range of products and our ability to provide consistent service, reliable product availability and ancillary value added services. We believe we offer our customers the lowest risk option for their steel requirements.

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

As part of our strategy to provide superior customer service, upon request of our current and prospective customers, we offer ancillary services such as engineering and metallurgical services to assist customers with specific product needs. Substantial portions of our customers are small to medium-sized businesses. As a result, many do not have the resources to employ a sophisticated metallurgical engineering staff. Our metallurgical engineers work with our customers on a daily basis, often on site, providing advisory services focused on overall production efficiency. These services are provided at no charge and no revenues are generated for such services.

Semi-Finished Steel Slab and Suppliers

Steel slab is a semi-finished steel raw material in rectangular form and is generally the first form taken by molten steel after it solidifies. The principal users of steel slab are steel producers or processors that roll slab into finished products like plate or coil.

Historically, raw material costs ranged from 70% to 80% of our cost of goods sold. This year, raw materials costs have decreased due to lower slab costs; hence, our raw materials costs were approximately 65% of our cost of goods sold, excluding the lower of cost or market adjustment. We believe we are one of the largest importers and one of the largest purchasers of slab in the world. We purchase slab from a diverse group of foreign suppliers to obtain high quality steel at competitive cost through reliable sources. Our main foreign vendors are located in Brazil, Mexico, Australia, Japan and Russia.

We believe that our integrated slab procurement system allows us to manage our slab inventory levels and improve tonnage levels as well as the slab quality necessary to meet our customers’ order specifications. We typically make our slab purchases on a quarterly basis. As of December 31, 2009 we were committed, in the form of open purchase orders, to purchase approximately $105.7 million in steel slabs, none of which are from related parties. We negotiate slab procurement for longer periods when our purchasing power combined with market conditions provide us with the opportunity to negotiate on terms which we believe are favorable to us. Steel slab consumption costs include the FOB value of steel slab, quality extras, ocean transportation, rail freight, duties, unloading, insurance and handling costs. Due to low demand for slabs in international markets, average slab consumption cost in 2009 was approximately 44% lower than 2008’s average slab consumption cost.

We are not reliant on any one single slab vendor. In 2009, we purchased our slab from Arcelor Mittal Tubarão (formerly Companhia Siderurgica de Tubarão of Brazil (“CST-Arcelor Mittal”)); Arcelor Mittal Steel Lazaro Cardenas of Mexico; Bluescope Steel of Australia; Gerdau-Acominas of Brazil, and US Steel of the United States.

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

Customers

The western U.S. steel market is comprised of many consumers typically requiring small order sizes with a wide variety of metallurgical qualities and specifications. In contrast, the majority of other U.S. steel markets primarily depend on heavy-tonnage steel consumers like the automotive and durable goods manufacturing industries. We believe that the western United States’ smaller and more diverse customer base helps balance pricing power between the consumer and the supplier. Instead of competing solely on price, we believe we benefit from having customers that place greater value on our competitive strengths, including integrated service, flexibility, timeliness of delivery and ability to meet unique customer needs. We further believe that we benefit from our strategic location in Fontana, California.

Our customers include service and processing centers, construction and building material companies, steel framing and decking manufacturers, tubing manufacturers, oil and gas producers and distributors, aftermarket automotive manufacturers, as well as various customers in other industries.

We do not actively pursue sales in foreign markets, and we make foreign sales only when they are economically advantageous to us. In 2009, exports represented less than 1% of our total 2009 tons billed.

Backlog

As of December 2009, we had what we believed to be firm commitments to sell approximately 134 thousand tons. Based on our average sales price at that time, the sales value was approximately $88.6 million. As of December 2008, we had what we believed to be firm commitments to sell approximately 34 thousand tons. Based on our average sales price at that time, the sales value was approximately $46.8 million.

Competition

We have two main competitors located in the western United States. Steel products are also supplied to the western United States via imports from foreign companies and from domestic suppliers located outside the western United States. We compete with domestic and foreign steel producers on the basis of customer service, product quality and price. We believe that the competitive landscape within the steel industry will continue to evolve, especially as mergers and acquisitions continue worldwide. We believe that our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships, collectively make us well positioned to meet competitive threats. However, some of our competitors are larger and may have substantially greater capital resources, more modern technology and lower production costs than us, as well as, excess production capacity in some products which could exert downward pressure on prices for some of our products particularly during slow economic periods.

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

U.S. Competition

High transportation costs have historically deterred mid-western and eastern steel producers from routinely accessing the western United States market. Severe reductions in operating capacity to less than 50% have not been sufficient to balance mid-western and eastern supply and demand, thereby causing exportation of products into the western United States. Continuing competition from these mills at any significant level can negatively impact sales tonnage and average sales prices with the western market.

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

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and hazardous materials handling and waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $1.0 million in 2009, $1.3 million in 2008 and $1.3 million in 2007. We plan to spend approximately $1.2 million in 2010.

In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control (“DTSC”). This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation was estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other liabilities in 2009 and 2008 financial statements. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions with the DTSC have not indicated the need for any significant changes to the remediation plan or to our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

Employee Relations

At December 31, 2009, we had 870 full-time employees. We believe we have one of the largest non-union workforces located at any one steel facility in the United States. We provide competitive wages and benefits, both when compared to our industry and to other business near our location. We offer training and growth opportunities to our employees. The safety of employees is a priority to everyone who works here, and, as such, we believe we have one of the best safety records in our industry. Our officers routinely discuss our business plan with all employees, part of a comprehensive communications and employee relations strategy. With these elements in place, we believe we have a very good relationship with our employees, which supports our goal to remain union-free.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of these reports and other information can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Web site at www.sec.gov.

We make available, free of charge on our Web site, the Code of Ethics for Directors (“Board”) and Executive Officers and our Business Conduct and Ethics adopted by our Board. These documents are posted on our Web site at www.californiasteel.com – select the “CSI Executive” link and then the “Corporate Governance” link.

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

We are subject to numerous federal, state, and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Environmental laws and regulations could result in substantially increased capital, operating and compliance costs. To the extent that competitors, particularly foreign steel producers and manufacturers of competitive steel products, are not required to incur equivalent costs, our competitive position could be materially adversely affected.

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

Our operations are capital intensive. For the five-year period ended December 31, 2009, our total capital expenditures were approximately $220.0 million. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financing and any contingencies to be financed by internally generated funds or from borrowing under our $110.0 million credit facility, we cannot assure you that this will be the case.

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

Item 4.	Reserved

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Not applicable.

Item 6.	Selected Consolidated Financial Data

The following table represents our selected consolidated financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Statement of Income Data:
Net sales	$551,808	$1,510,613	$1,282,967	$1,358,762	$1,234,386
Cost of sales	561,120	1,455,739	1,260,373	1,151,740	1,127,648
Gross (loss) profit	(9,312)	54,874	22,594	207,022	106,738
Selling, general and administrative expenses	17,481	22,779	20,601	20,901	20,289
Loss (gain) on disposition of property, plant and equipment	485	3,256	1,005	1,293	(2,071)
(Loss) income from operations	(27,278)	28,839	988	184,828	88,520
Interest expense, net	8,159	8,823	10,528	5,156	11,299
(Loss) income before income tax (benefit) expense	(26,945)	19,607	(4,270)	179,521	80,529
Net (loss) income	$(13,101)	$13,275	$(906)	$108,985	$43,365
Other Data:
Operating margin	-4.9%	1.9%	0.1%	13.6%	7.2%
Cash flows provided by operating activities	$102,458	$62,594	$45,278	$17,669	$172,536
Cash flows used in investing activities	(46,667)	(51,919)	(42,526)	(37,284)	(8,563)
Cash flows (used in) provided by financing activities	(5,000)	(13,425)	5,317	(79,118)	(60,480)
Capital expenditures	48,231	48,974	41,062	36,345	44,923
Common share cash dividend declared and paid (1)	—	26,925	21,183	74,011	13,370
Total tons billed, excluding scrap (in thousands)	800	1,443	1,728	1,930	1,814
Number of employees at end of period	870	911	933	931	938
Man hours per ton produced	2.02	1.35	1.15	1.09	1.13
EBITDA, as adjusted (2)
Net (loss) income	$(13,101)	$13,275	$(906)	$108,985	$43,365
Income tax (benefit) expense	(13,844)	6,332	(3,364)	70,536	37,164
Interest expense, net	8,159	8,823	10,528	5,156	11,299
Depreciation	32,458	32,660	31,270	29,143	26,972
EBITDA	13,672	61,090	37,528	213,820	118,800
Inventory write down for LCM adjustment	44,500	135,000	957	—	—
EBITDA, as adjusted	$58,172	$196,090	$38,485	$213,820	$118,800
EBITDA, as adjusted, margin (3)	10.5%	13.0%	3.0%	15.7%	9.6%

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$61,671	$10,880	$13,630	$5,561	$104,294
Property, plant and equipment, net	276,593	261,027	247,064	245,441	241,774
Total assets	585,447	640,829	623,418	660,594	654,801
Total long-term debt including current portion and notes payable to banks	185,000	190,000	176,500	150,000	150,000
Redeemable preferred stock	—	—	—	—	30,000
Total stockholders’ equity	300,671	313,772	327,422	349,846	289,979

(1)	Common share cash dividends are distributed to the holders of the shares of our common stock at the time the dividends are declared. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(2)	EBITDA is defined as net income, plus income taxes, net interest expense and depreciation and amortization. In our presentation of EBITDA, as adjusted, we also included the writing down of inventory to market value as our inventory values are carried at the lower of cost or market (LCM) of $44.5 million, $135.0 million and $957 thousand in 2009, 2008 and 2007, respectively. EBITDA, as adjusted, is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings (loss) as indicative of operating performance. EBITDA, as adjusted, is included because we believe that investors find it a useful tool for measuring our ability to service our debt.

EBITDA, as adjusted, is reconciled to cash flows provided by operating activities, the most comparable measure under generally accepted accounting principles as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net cash provided by (used in):
Operating activities	$102,458	$62,594	$45,278	$17,669	$172,536
Interest expense, net	8,159	8,823	10,528	5,156	11,299
Provision for income taxes	(13,844)	6,332	(3,364)	70,536	37,164
Changes in other operating assets and liabilities	(44,789)	122,905	(5,485)	117,943	(108,740)
Deferred income taxes	6,588	(955)	(7,113)	4,162	4,989
Write-down of inventory	(44,500)	(135,000)	(957)	—	—
Other, net	(400)	(3,609)	(1,359)	(1,646)	1,552

EBITDA	$13,672	$61,090	$37,528	$213,820	$118,800
Write-down of inventory	44,500	135,000	957	—	—

EBITDA, as adjusted	$58,172	$196,090	$38,485	$213,820	$118,800

(3)	EBITDA, as adjusted, margin represents EBITDA, as adjusted, per (2) above divided by net sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Financial Results

The following table represents selected financial data for each of the past three fiscal years ($ in thousands):

	Year Ended December 31,
	2009	2008	2007
Net sales	$551,808	$1,510,613	$1,282,967
Net sales (loss) gain %	-63%	18%	-6%
Gross (loss) profit as % of net sales	-1.7%	3.6%	1.8%
SG&A as % of net sales	3.2%	1.5%	1.6%
Operating (loss) income	$(27,278)	$28,839	$988
Operating (loss) income as % of net sales	-4.9%	1.9%	0.1%
Net (loss) income	$(13,101)	$13,275	$(906)

The following table represents sales volume by product line (excluding scrap) for each of the past three fiscal years:

	Tons Billed Year Ended December 31,
	2009	2008	2007
Hot rolled	274,619	519,155	658,389
Cold rolled	108,048	145,958	170,316
Galvanized	357,817	495,323	657,774
ERW pipe	59,891	282,401	241,451

Total (excluding scrap)	800,375	1,442,837	1,727,930

Fiscal 2009 Results Compared With Fiscal 2008

Net sales. Net sales in fiscal year 2009 decreased 63% to $551.8 million compared to $1.5 billion in fiscal 2008. The decrease resulted from a decrease in sales volume and a lower average selling price. Sales volume decreased 45% and the average selling price decreased 34% compared to fiscal 2008. The lower sales volume decreased net sales approximately $656.8 million and the lower average selling price decreased net sales approximately $248.2 million. The remaining decrease in net sales was primarily from lower freight revenue compared to fiscal 2008.

Gross (loss) profit. Our gross profit rate in fiscal 2009 decreased 5.3% of net sales to a negative 1.7% of net sales. The decrease was due to lower sales volume and lower average selling price. This decrease was partially offset by a decrease in the average slab costs of 44% compared to fiscal 2008. The write-down of inventory to the lower of cost or market of $44.5 million represents approximately 8% of net sales.

Selling, general and administrative (SG&A) expenses. Our SG&A rate in fiscal 2009 increased 1.7% of net sales to 3.2% of net sales even though there was a net decrease of $5.3 million, the majority of which was labor cost. The percentage increase in our SG&A rate is largely attributable to a decrease of our net sales since the majority of our SG&A expenses are fixed costs. Our SG&A expenses consist primarily of labor and various administrative expenses. Labor cost comprised of approximately 58% and 55% of our SG&A expenses for fiscal 2009 and 2008, respectively.

Net interest expense. During 2009, net interest expense decrease $664 thousand, or 7.5%, to $8.2 million when compared to 2008. The decrease in net interest expense was attributable to an increase in capitalized interest of $1.8 million when compared to 2008. The increase in capitalized interest was largely attributable to the construction of our second reheat furnace. The decrease was partially offset by a decrease in interest income of $1.2 million due to a lower cash balance maintained during the year and lower interest rates in fiscal 2008.

Other income (expense), net. Other income, net was $8.5 million for fiscal 2009, compared with an expense of $409 thousand in fiscal 2008. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, gain on sale of environmental credits, refund from anti dumping subsidy, refund of prior years property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax (benefit) expense. During 2009, our income tax benefit was $13.8 million, as compared to an income tax expense of $6.3 million during 2008. Our effective tax rate benefit was 51.4% during 2009 compared to an effective income tax rate of 32.3% during 2008. The change in the effective tax rate was attributable to a sales tax credit and hiring credit under the Enterprise Zone (“EZ”) designation. We became eligible for the EZ credits effective October 2006.

Net (loss) income. Net loss was $13.1 million for fiscal 2009 compared to net income of $13.3 million for 2008.

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

Gross profit. Our gross profit rate in fiscal 2008 increased 1.8% of net sales to 3.6% of net sales. The increase was due to higher average selling prices contributing $414.9 million which was offset by lower sales volume reducing our gross profit by $202.7 million, increased average slab costs of 36% and a write-down of inventory to the lower of cost or market of $135.0 million which represented 9% of net sales.

Selling, general and administrative (SG&A) expenses. Our SG&A rate in fiscal 2008 remained relatively constant with fiscal 2007 decreasing by 0.1% of net sales to 1.5% of net sales even though there was an increase of $2.2 million, the majority of which was labor cost. Our SG&A expenses consist primarily of labor and various administrative expenses. Labor cost comprised of approximately 55% and 48% of our SG&A expenses for fiscal 2008 and 2007, respectively.

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

Other expense. Other expense was $409 thousand for fiscal 2008, compared to other income of $5.3 million in fiscal 2007. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of prior years property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

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

Liquidity and Capital Resources

We ended fiscal 2009 with $61.7 million of cash and cash equivalents compared with $10.9 million at the end of fiscal 2008. Working capital, the excess of current assets over current liabilities, was $222.0 million at the end of fiscal 2009, down from $267.3 million at the end of fiscal 2008. We ended fiscal 2009 with over $108.8 million in financing available under our revolving credit facility.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years ($ in thousands):

	2009	2008
Total cash provided by (used in):
Operating activities	$102,458	$62,594
Investing activities	(46,667)	(51,919)
Financing activities	(5,000)	(13,425)

Increase (decrease) in cash and cash equivalents	$50,791	$(2,750)

Operating Activities

Cash provided by operating activities was $102.5 million in fiscal 2009 compared with $62.6 million in fiscal 2008. The changes were due primarily due to a decrease in cash provided by net income and the change in operating assets and liabilities between fiscal years. The changes in operating assets and liabilities were due primarily to changes in inventories, prepaid income taxes, accounts payable and other accrued expenses and liabilities. The increase in cash provided for inventories was due to lower inventory levels, decrease in the average cost and the write-down of inventory to the lower of cost or market. The increase in cash provided for prepaid income taxes resulted mainly from income tax refunds and lower estimated taxable income. The increase in cash used for accounts payable was due primarily to a decrease in the slab levels and the average slab price, monitoring our expenses and timing of vendor payments. The increase in cash used for other accrued expenses and liabilities was due primarily to a decrease in accrued salaries and benefits and our forward contracts.

Investing Activities

Cash used in investing activities was $46.7 million in fiscal 2009 compared with $51.9 million in fiscal 2008. The decrease in cash used by investing activities in fiscal 2009 is attributable to the proceeds received for the sale of environmental credits and a decrease in the removal cost from the sale of property, plant and equipment as compared to fiscal 2008.

Financing Activities

Cash used in financing activities was $5.0 million in fiscal 2009 compared with $13.4 million in fiscal 2008. During fiscal 2009, we made principal payments on our long-term debt. During fiscal 2008, we had net repayments on our line-of-credit, additional borrowings of long-term debt and paid dividends to our stockholders.

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

On March 28, 2008, we entered into a Term Loan Agreement with The Bank of Tokyo-Mitsubishi, Ltd. for a $40.0 million unsecured five-year term loan maturing April 2013 to finance construction of our second reheat furnace and other working capital needs. The Term Loan Agreement provided for a single loan disbursement of the entire principal amount on April 1, 2008. Interest on the principal balance of the loan shall accrue at a rate of 3.38% for the first two years of the loan and a rate of 3.58% for the remaining three years of the loan and is payable quarterly commencing July 2008. Quarterly principal payments commenced in July 2009.

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. As of December 31, 2009, there were no outstanding borrowings under this facility. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes in whole or in part at any time after March 15, 2009. The redemption price is based on a percentage premium in excess of the face value of the notes which decreases over time. We periodically evaluate the cost of alternative forms of financing in the market versus the cost of redeeming and retiring the notes. Depending on the current market value of the notes, we further periodically evaluate whether to acquire notes in the market as a means to lower our financing costs. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain subsidiaries on a consolidated basis. We were in compliance with all covenants and restrictions at December 31, 2009 and 2008.

We currently have $10.7 million in material commitments for capital expenditures expected to be completed during fiscal 2010. These represent signed purchase orders for various production facility upgrades including the construction of our second reheat furnace. Our total budget for capital improvements in 2010 is $36.7 million of which $6.7 million relates to the second reheat furnace project. We are committed, in the form of open purchase orders, to purchase $105.7 million in steel slabs, of which none are from related parties.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to meet our liquidity requirements for fiscal 2010.

Contractual Obligations and Commitments

The following table presents information regarding our contractual obligations and commitments as of December 31, 2009 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$185,000	$10,000	$20,000	$155,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	1,070	642	365	63	—
Purchase Obligations (1)	116,398	116,398	—	—	—
Estimated Interest Payments on Debt (2)	40,704	10,212	19,368	11,124	—
Planned Expenditures on Environmental Matters (3)	2,750	950	1,000	800	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	778	72	145	145	416

Total	$346,700	$138,274	$40,878	$167,132	$416

(1)	Amounts relate to contractual commitments to purchase $105.7 million (none from related parties) of steel slabs and material commitments for capital expenditures of $10.7 million.
(2)	Amounts represent the annual accrued interest on our $150.0 million ten year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40.0 million five-year unsecured term loan maturing in April 2013.
(3)	Amounts reflect $1.0 million of self assessed environmental clean-up of our facility and $1.8 million of anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Item 1, Environmental Matters.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with the accounting standard related to derivatives and hedges by us. None of our current contracts are designated as hedges.

Critical Accounting Policies

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

Inventory Reserve: Inventory is stated at the lower of cost or market. We routinely evaluate the carrying value of inventories and make adjustments to reduce the cost of inventory to its net realizable value, if required, for market adjustments, estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include change in demand, cost trends, product pricing and quality issues. In 2009 and 2008, our inventory was written down to market value by $44.5 million and $135.0 million, respectively.

Environmental Reserve: We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other liabilities in the 2009 and 2008 financial statements. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of our plan; however, preliminary discussions with DTSC have not indicated the need for any significant changes to the remediation plan or to our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

Self-insurance Liability: We are self-insured for workers’ compensation with a stop loss. The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (“IBNR claims”) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by our insurance brokers and insurers, combined with management’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from management’s estimates, our financial results could be impacted.

Revenue Recognition: We recognize revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery when title and risk of loss are transferred to the customer. In certain cases, at the customer’s request, we will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under ASC Topic 605 have been met.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting standards related to business combinations and non-controlling interest. These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. These standards also establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted these new standards concurrently on January 1, 2009. There was no impact upon adoption of these standards to our financial statements.

In March 2008, the FASB issued a new accounting standard related to derivative instruments and hedging activities. This accounting standard establishes disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this accounting standard on January 1, 2009. There was no impact upon adoption of this accounting standard to our financial statements.

In May 2008, the FASB issued a new accounting standard related to the hierarchy of generally accepted principles. This accounting standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). This accounting standard will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of this accounting standard to have a material effect on our results of operations and financial condition.

In April 2009, the FASB issued new accounting standards related to interim disclosures about fair value of financial instruments. These accounting standards require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These accounting standards also require disclosures in summarized financial information at interim reporting periods. These accounting standards are effective for interim reporting periods ending after June 15, 2009. There was no impact upon adoption of these accounting standards to our financial statements.

In May 2009, the FASB issued a new accounting standard related to subsequent events, which was amended in February 2010. This accounting standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This accounting standard is effective for interim or annual financial periods ending after June 15, 2009 and the amendment is effective immediately for all companies which have not issued financial statements as of February 24, 2010. There was no impact upon adoption of this accounting standard to our financial statements. We have evaluated subsequent events for disclosure as prescribed by the standard as amended.

In June 2009, the FASB issued a new accounting standard related to accounting standards codification and the hierarchy of generally accepted accounting principles. This accounting standard establishes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Under this accounting standard, the FASB Accounting Standards Codification (“Codification”) will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This accounting standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. There was no impact upon adoption of this accounting standard to our financial statements.

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

Interest Rate Risk

Floating rate credit facility

At December 31, 2009, there were no borrowings on our $110.0 million floating rate credit facility. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. Changes in interest rates generally do not affect the fair value of our credit facility, but do affect earnings and cash flow. The credit facility bears interest at the Eurodollar rate or the prime rate, which was approximately 1.15% (one month rate) (including margin) and 3.25%, respectively, at December 31, 2009. We do not expect to borrow any money under the facility for fiscal year 2010; however, if we had to borrow and our estimated average amount of debt under the facility for fiscal 2010 was approximately $10.0 million, a one-percentage point increase in interest rates would result in an increase in interest expense of $100 thousand for the year. We do not manage the interest rate risk on our credit facility through the use of derivative instruments.

Fixed rate debt

At December 31, 2009, our short-term and long-term fixed rate debt comprised of our $150.0 million senior notes and $40.0 million term loan. Changes in interest rates generally affect the fair value of our fixed rate debt instruments. We do not have an obligation to repay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our term loan approximates the current rate available for similar types of financing and as a result the carrying amount approximates the fair value. We do not manage the interest rate risk on our fixed rate debt through the use of derivative instruments.

We do not believe that the future market rate risk related to our floating rate credit facility and fixed rate debt will have a material impact on our financial position, results of operations or liquidity.

Other Market Risks

Utility consumption rates

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to higher projected production in 2010, our electricity costs are expected to be higher than 2009 levels. In 2009, our electricity costs accounted for 2.8% of our cost of goods sold compared to approximately 1.6% in 2008.

At full capacity, we generally utilize a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. To stabilize price volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead through financial and/or physical hedging arrangements. These arrangements include fixed-price contracts for the New York Mercantile Exchange (NYMEX), and/or the Southern California border basis (basis represents the difference between the NYMEX price at Henry Hub, Louisiana and the price at the Southern California border).

We currently do not have any fixed price purchase agreements for our natural gas commodity requirements for 2010. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In 2009, our natural gas costs accounted for approximately 2.4% of our cost of goods sold compared to approximately 2.1% in 2008.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements required to be filed hereunder are set forth on pages F-1 through F-21.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

With the participation of management, our chief executive officer and executive vice president, finance and administration evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon this evaluation, the chief executive officer and executive vice president, finance and administration concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2009.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, our chief executive officer and executive vice president, finance and administration conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The following table sets forth our Directors and executive officers as of December 31, 2009. Directors are elected to terms of one year. All Directors hold their positions until their term expires and until their respective successor is elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their term expires and their successor is duly chosen and qualified.

Name	Age	Position
Masakazu Kurushima (*)	61	Chairman of the Board of Directors
Aristides Corbellini	62	Director
Hiroshi Adachi	54	Director
Renato Almeida	49	Director
Vicente Wright	57	President and Chief Executive Officer
Ricardo Bernardes (**)	46	Executive Vice President, Commercial
Toshiyuki Tamai	58	Executive Vice President, Operations
Brett Guge (**)	55	Executive Vice President, Finance and Administration and Corporate Secretary

(*) -	Effective March 31, 2010, Mr. Kurushima will resign as a Director and as Chairman of the Board of Directors. Mr. Adachi will replace Mr. Kurushima as the new Chairman. A successor has not yet been named for the vacancy on the Board of Directors.
(**) -	Effective January 1, 2010, the principal financial officer is Brett Guge. His new position is Executive Vice President, Finance and Administration. Ricardo Bernardes moved from the position of Executive Vice President, Finance to Executive Vice President, Commercial.

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

Aristides Corbellini has served as a Director since October 2008. He also served as a Director of Vale Steel Department since October 2008. Before joining Vale, he was President and CEO of ThyssenKrupp CSA Siderúrgica do Atlântico, a 4.5 billion euro joint venture of ThyssenKrupp Steel with Vale, since its incorporation in September 2004. Mr. Corbellini originally joined ThyssenKrupp Steel in 1998 to establish Galvasud S.A., a joint venture between ThyssenKrupp Steel and Companhia Siderúrgia Nacional. In his position of President and CEO, he was responsible for this $250 million investment. Mr. Corbellini started his career at Westinghouse Electric Co. In 1974, he moved onto Snamprogetti, the engineering subsidiary of E.N.I., the Italian state oil company. After two years, Mr. Corbellinin joined the Petrobras Group, where he remained for eleven years, until 1987, during the last five years as the Executive Director of Petrobras International Trade arm. Between 1987 and 1998, Mr. Corbellini worked as a private entrepreneur. During this period he founded institutions such as Boss-Assessoria de Comércio International S/C, an international consulting and steel trader, and Novatrading S.A., a trading company in partnership with Thyssen Stahlunion of Dusseldorf, Germany. He graduated from Politécnico di Milano in Italy with a Doctorate Degree in Electrical Engineering and from Pontificia Universidade Católica do Rio de Janeiro – PUC in Brazil with an Electrical Engineering degree.

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

Renato Almeida has served as a Director since July 2008. He joined Vale Asia Corporation in Tokyo, Japan in 2006 and is currently the Senior Managing Director. Before his current position, Mr. Almeida was Commercial Director of Minerações Brasileiras Reunidas in Belo Horizonte, Brazil and General Manager of Marketing for Vale S.A. (formerly Companhia Vale do Rio Doce) in Rio de Janeiro, Brazil. He graduated from Universidade Federal de Minas Gerais in Brazil with a Mechanical Engineering degree and from Fundacão Dom Cabral in Brazil with a Master’s Degree in Business Administration.

Vicente Wright began serving as President and Chief Executive Officer of California Steel on July 1, 2008. Before serving as President and Chief Executive Officer, Mr. Wright served as Chairman of the Board of Directors from July 2004. In January 2007, he returned to Rio de Janeiro, Brazil to assume his new responsibilities Managing Director for the Iron and Pellets Sales for the Americas and Commercial Administration Department of Vale S.A. (formerly Companhia Vale do Rio Doce). From October 2004 to December 2006, he held the position of Managing Director of Rio Doce America, a subsidiary of Vale S.A. in New York, USA. Mr. Wright was named President and Chief Executive Officer of the California Steel Industries in February 2003 after serving as our Executive Vice President, Finance, from February 1998 to February 2003. Mr. Wright was the Steel Division General Manager from 1992 to 1998 and Iron Ore Sales General Manager from 1991 to 1992 of Vale S.A. From 1987 to 1988, he served as Iron Ore Sales General Manager for Rio Doce Asia Ltd., a subsidiary of Vale S.A. in Tokyo, Japan. In 1986 and 1987, he was the assistant to the President of California Steel Industries in charge of slab procurement and all of its related logistics. From 1978 to 1986, he served as Purchasing Executive and Slab Marketing Manager at Companhia Siderurgica de Tubarão (“CST”). Mr. Wright was a member of the Board of Directors of Companhia Siderurgica Nacional (“CSN”), the largest steel company in Brazil, from 1993 to 1997; Acominas, a Brazilian steel mill, from 1994 to 1998; Siderar, an Argentine steel mill, from 1994 to 1997; Chairman of Nova Era Silicon, a Brazilian ferro-silicon company mill, from 1994 to 1997; and SEAS from 1994 to 1998. He graduated from Marquette University, Milwaukee, Wisconsin with a Bachelor’s Degree in Business Administration.

Ricardo Bernardes joined California Steel in September 2003 as Executive Vice President, Finance and Chief Financial Officer. As of January 1, 2010, Mr. Bernardes will be responsible for slab acquisition and transportation and product sales as Executive Vice President, Commercial. Mr. Bernardes held various financial and executive positions in Brazil with RBS Group from November 1995 to July 2003, including the positions of Executive Director of Business Development, CFO Media, Broadcasting Finance Director and Telecommunications Director. He is familiar with the steel industry from his work on various projects as a senior consultant for Booz Allen & Hamilton in Latin America and from his work experience with the Gerdau Group. Mr. Bernardes holds a Master of Business Administration Degree from the University of California, Los Angeles.

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

Brett Guge has served as Vice President, Administration and Corporate Secretary since May 1997. As of January 1, 2010, Mr. Guge will be responsible for all financial and administrative matters as Executive Vice President, Finance and Administration. From 1994 to 1997, he served as the Manager of Administration of Gallatin Steel. From 1983 to 1994, he was employed by Alcoa where he held positions as the Superintendent of Industrial Relations and Employment, Supervisor of Employee Relations and Superintendent of Industrial Relations and Training. Mr. Guge graduated from the University of Tennessee with a Bachelor’s Degree in Communications, and from Xavier University with a Master’s Degree in Business Administration.

Board Committees

Our Board of Directors has a Compensation Committee and an Operations and Finance Committee.

The Compensation Committee is comprised of four members: Mr. Hiroshi Adachi, Director, and Mr. Kazuo Fujisawa, both of JFE Steel Corporation, and Mr. Aristides Corbellini, Director, and Mr. Renato Cantanhede, both of Vale S.A. (formerly Companhia Vale do Rio Doce). The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

The Operations and Finance Committee is comprised of four members including Mr. Hiroshi Adachi , Director, and Mr. Kazuo Fujisawa, both of JFE Steel Corporation, and Mr. Renato Almeida, Director, and Mr. Marcelo Tertuliano, both of Vale S.A. (formerly Companhia Vale do Rio Doce). This committee met twice during 2009. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

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

Elements of Executive Compensation

The executive compensation system is designed to achieve the objectives of California Steel and reward Executive Officer performance in three ways:

•

Base Salary – California Steel seeks to provide a base salary to each of the Executive Officers which is competitive and will retain executives and thus provide stability and continuity within senior management. Base salary is benchmarked from time to time within the steel industry and other manufacturing sectors and is subject to adjustment on an annual basis in the form of cost of living adjustment applicable to all Executive Officers and/or individual changes. None of the Executive Officers base salary changed in 2009.

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

Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $16,500 for 2009 and $5,500 as a catch-up contribution for those participants who are 50 years old or older at December 31, 2009. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the participant’s deferral equal to 4% of his or her compensation and an additional 50% of deferrals equal to the next 2% of the participant’s compensation under the 401(k) Plan each year. We elected not to match the participant’s deferral during the last three quarters of fiscal 2009 and have begun matching the participant’s deferral in fiscal 2010. Deferrals made with respect to the Employee Profit-Sharing Plan are not subject to matching contributions. Each plan year we may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant’s account based on the participant’s compensation (as defined under the Plan) for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

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

Summary Compensation Table

The following summary compensation table sets forth information regarding compensation earned in the fiscal years 2009, 2008 and 2007 by our Principal Executive Officer, Principal Financial Officer and each of our other three most highly compensated executive officers.

Summary Compensation Table

						Change in
						Pension
						Value
		Annual Compensation				and Non-	All
				Stock	Incentive	Qualified	Other
				and	Compens-	Deferred	Compens-
				Option	ation	Compensation	ation
Name and Principal Position	Year	Salary	Bonus	Awards	(2)	Earnings	(3)	Total
Masakazu Kurushima (1)	2008	$195,272	$—	n/a	$5,159	$—	$11,194	$211,625
President and Chief Executive Officer	2007	390,544	—	n/a	223,592	—	89,490	703,626
Vicente Wright (1)	2009	390,544	—	n/a	122,104	—	46,430	559,078
President and Chief Executive Officer	2008	193,770	—	n/a	9,168	—	51,798	254,736
Ricardo Bernardes (*)	2009	251,962	—	n/a	85,324	—	78,594	415,880
Executive Vice President, Commercial	2008	251,962	—	n/a	14,327	—	100,557	366,846
	2007	251,962	—	n/a	142,592	—	78,780	473,334
Toshiyuki Tamai	2009	251,962	—	n/a	68,449	—	55,243	375,654
Executive Vice President, Operations	2008	251,962	—	n/a	14,327	—	69,315	335,604
	2007	251,962	—	n/a	154,592	—	78,677	485,231
James Wilson (**)	2008	231,839	—	n/a	14,327	160,332	61,081	467,579
Vice President, Commercial	2007	231,839	—	n/a	167,592	180,714	34,664	614,809
Brett Guge (*)	2009	231,839	—	n/a	80,824	83,170	22,122	417,955
Executive Vice President,	2008	231,839	—	n/a	14,327	88,600	67,759	402,525
Finance & Administration &	2007	231,839	—	n/a	132,592	82,572	29,453	476,456
Corporate Secretary

(*)	- Brett Guge was Vice President, Adminstration before becoming Executive Vice President, Finance & Administration on January 1, 2010. Ricardo Bernardes moved from the position of Executive Vice President, Finance to Executive Vice President, Commercial on January 1, 2010.
(**)	- James Wilson resigned from California Steel to pursue other interest on January 8, 2009.
(1)	Mr. Vicente Wright took over the position following the resignation of Mr. Masakazu Kurushima on July 1, 2008 as Mr. Kurushima became Chairman of the Board of Directors.

(2)	Incentive compensation is composed of participation by the Executive Officers in the Employee Profit Sharing Plan and the Executive Incentive Plan. The breakdown for each Executive between the two plans for fiscal years 2009, 2008 and 2007 is as follows:

Name	Year	Employee Profit Sharing Plan	Executive Incentive Plan	Total Incentive Compensation
Masakazu Kurushima	2008	$5,159	$—	$5,159
	2007	1,592	222,000	223,592
Vicente Wright	2009	893	121,211	122,104
	2008	9,168	—	9,168
Ricardo Bernardes	2009	893	84,431	85,324
	2008	14,327	—	14,327
	2007	1,592	141,000	142,592
Toshiyuki Tamai	2009	893	67,556	68,449
	2008	14,327	—	14,327
	2007	1,592	153,000	154,592
James Wilson	2008	14,327	—	14,327
	2007	1,592	166,000	167,592
Brett Guge	2009	893	79,931	80,824
	2008	14,327	—	14,327
	2007	1,592	131,000	132,592

(3)	See “Summary Compensation Table – All Other Compensation” below for details of all other compensation.

Summary Compensation Table -

All Other Compensation

Name	Year	Perquisites		Tax Reimburse- ment	Lump Sum Payment (1)	Company Contributions to Defined Contribution Plan (2)	Total of All Other Compensation
Masakazu Kurushima	2008	$6,525	(3)	$4,669	$—	$—	$11,194
	2007	65,453	(4)	24,037	—	—	89,490
Vicente Wright	2009	23,917	(5)	18,007	—	4,506	46,430
	2008	9,532	(6)	6,411	26,166	9,689	51,798
Ricardo Bernardes	2009	43,153	(7)	32,534	—	2,907	78,594
	2008	43,453	(8)	29,223	16,881	11,000	100,557
	2007	49,030	(9)	18,750	—	11,000	78,780
Toshiyuki Tamai	2009	33,380	(10)	21,863	—	—	55,243
	2008	35,247	(11)	17,187	16,881	—	69,315
	2007	57,035	(12)	21,642	—	—	78,677
James Wilson	2008	27,128	(13)	6,502	15,533	11,918	61,081
	2007	16,992	(13)	5,982	—	11,690	34,664
Brett Guge	2009	12,930	(13)	6,517	—	2,675	22,122
	2008	34,999	(13)	6,259	15,533	10,968	67,759
	2007	12,363	(13)	5,944	—	11,146	29,453

(1)	Represents a one-time special lump sum payment approved by the Board of Directors of 6.7% of the base salary.
(2)	Represents matching contributions made to the executive’s account in the Company’s 401(k) plan.
(3)	Represents $5,875 in car allowance and $650 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(4)	Represents $10,250 in car allowance and $55,203 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(5)	Represents $11,750 in car allowance and $12,167 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(6)	Represents $7,211 in car allowance and $2,321 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(7)	Represents $11,832 in car allowance and $31,321 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(8)	Represents $9,750 in car allowance and $33,703 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(9)	Represents $9,750 in car allowance and $39,280 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(10)	Represents $11,250 in car allowance and $22,130 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(11)	Represents $11,250 in car allowance and $23,997 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(12)	Represents $11,250 in car allowance and $45,785 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(13)	Represents car allowance and other fringe benefits.

Pension Benefits

We currently have no defined benefit pension plan.

Non-Qualified Defined Benefit and Deferred Compensation Plans

The following table sets forth the non-qualified deferred compensation benefits payable to the named executive officer for the fiscal year ended 2009. The benefits mentioned below are calculated under the plan as described below.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefits	Payment During Last Fiscal Year
Brett Guge	SERP	10	469,373	—

Supplemental Executive Retirement Plan

On September 19, 2000, California Steel entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Executive Vice President, Finance and Administration and Corporate Secretary, who has been employed with us since 1997, intended to induce Mr. Guge to remain in our employ. Upon his retirement, we are obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation, using a 5% discounted rate. “Annual Compensation” is defined in the Plan to include average salary plus short-term incentive payments over the highest three years in the last five years. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. Upon death of the Executive, we agree to pay the benefits to the Executive’s designated beneficiary. At December 31, 2009, he was vested 40% under this agreement. In the event of a change in control in which the successor does not assume liabilities under these Plans, we will pay to Mr. Guge a single lump sum payment equal to the present value of the retirement benefit.

Severance and Change in Control Payments

See description of Supplemental Executive Retirement Plans under the “Non-Qualified Defined Benefit and Deferred Compensation Plans” item above.

Director Compensation

No compensation payments are made to Directors or Committee Members of California Steel. However, JFE Steel Corporation and Vale S.A. (formerly Companhia Vale do Rio Doce) were paid by us for providing the services of the Directors and the Committee Members for fiscal year 2009. The payment for Directors, except the Chairman, was $3,000 per month and $1,000 per month for committee members. For services of the Chairman of the Board of Directors, we paid Mr. Masakazu Kurushima $577,398.

Shareholders’ Agreement

We are owned 50% by JFE Steel Corporation (formerly Kawasaki Steel Corporation), a Japanese corporation, and 50% by Vale Limited (formerly Rio Doce Limited), a New York corporation and a subsidiary of Vale S.A. (formerly Companhia Vale do Rio Doce), a Brazilian corporation. In June 2004, JFE Steel USA, Inc., a Delaware corporation (formerly Kawasaki Steel Holdings (USA), Inc.), also a subsidiary of JFE Steel Corporation, transferred its shares to JFE Steel Corporation. Our two stockholders entered into a Shareholders’ Agreement dated April 1, 2008, replacing the June 27, 1995 and June 1, 1987 Shareholders’ Agreements. The Shareholders’ Agreement, among other things, establishes the threshold for decisions which are within the authority of the Board and those decisions that require stockholder approval. According to the Shareholders’ Agreement, the stockholders agreed to subscribe for additional shares of our stock in proportion to their respective ownership if any new stock is issued, and increases in our capital stock from time to time shall be allocated between our common stock and preferred stock as agreed upon by the stockholders. Each of the stockholders has the right and obligation to subscribe and pay fully for the new shares in proportion to its respective ownership of our common stock. In addition, either stockholder may let its Affiliated Corporations, as defined the Shareholders’ Agreement, subscribe, in whole or in part, to the new shares to be issued to it under the terms described below.

The Shareholders’ Agreement provides that the Board of Directors shall be constituted of four directors, with the chairman being elected by and among the directors. Each stockholder shall have the right to appoint two Directors. The stockholders have further agreed to instruct their representatives on the Board of Directors to appoint the executive officers of California Steel Industries as follows: the President/CEO is jointly appointed, the officers responsible for financial matters is appointed by the President/CEO in consultation with the Vale Limited (formerly Rio Doce Limited) representatives, the officers responsible for product, quality control, engineering and technology are appointed by the President/CEO in consultation with the JFE Steel Corporation representatives and all other officers are appointed by the President/CEO in consultation with the Board. The new Shareholders’ Agreement eliminates the Consultative Council as a mechanism for resolving deadlocks and stockholder disputes and replaces this mechanism with a consultation process between the stockholder representatives to resolve any deadlock among the Directors. If the stockholder representatives cannot resolve a deadlock, then no action is taken on the disputed item. Because no stockholder holds a majority of our stock and the Directors and stockholder representatives are elected by the stockholders in proportion to each of the stockholders’ holdings, there is a possibility that a deadlock may occur on any issue voted on by the stockholders and the Board of Directors. If a deadlock was to occur and the stockholder representatives could not resolve the issue, then action on the issue that is creating the deadlock is not taken and there is no further mechanism of dispute resolution. The Shareholders’ Agreement contains an arbitration clause; however, this clause does not apply to deadlocks and is limited to disputes over the enforcement of the terms of the Agreement.

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

Dispatched Personnel

Pursuant to agreements with our stockholders Vale S.A. (formerly Companhia Vale do Rio Doce), and JFE, certain of our executive officers and employees coming from the stockholders are treated as dispatched personnel, which means that these executive officers and employees retain active employment status in their home country with the stockholder who appointed them. These agreements further require that we provide certain benefits to employees who have been sent by a stockholder to work at California Steel, such as extended home leave, home leave reimbursements and some other benefits. We further have an agreement with our stockholder, JFE, to reimburse JFE for the salary of employees who are designated as dispatched personnel, whereas dispatched personnel from our stockholder, Vale S.A. (formerly Companhia Vale do Rio Doce), are paid directly by us.

Executive officers who in 2009 were treated as dispatched personnel from JFE Steel Corporation and its subsidiaries included only Toshiyuki Tamai. Executive officers who in 2009 were treated as dispatched personnel from Vale S.A. (formerly Companhia Vale do Rio Doce) and its subsidiaries included Vicente Wright and Ricardo Bernardes. Notwithstanding the retention of formal active status, all individuals designated as dispatched personnel are full time employees of California Steel.

The compensation and benefits of executive dispatched personnel, including any home leave reimbursement, is set forth in the Summary Compensation Table in Item 11.

Compensation Committee Interlocks and Inside Participation

Mr. Hiroshi Adachi, Director, Mr. Aristides Corbellini, Director, Mr. Kazuo Fujisawa, and Mr. Renato Cantanhede served as members of our Compensation Committee. None of the members of the Compensation Committee was, during 2009, an officer, employee or formerly an officer or employee of California Steel.

Mr. Adachi served as President of JFE Steel America, Inc. during 2009. In 2009, Mr. Fujisawa served as General Manager of Overseas Business Planning, Corporate Planning Department of JFE Steel Corporation. In 2009, Mr. Corbellini served as Director of Vale S.A. Steel Department (Companhia Vale do Rio Doce). In 2009, Mr. Cantanhede served as Compensation Manager for Vale S.A. (formerly Companhia Vale do Rio Doce).

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

The following table sets forth, as of December 31, 2009, information regarding the shares of our common stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock. No director or named executive officer beneficially owns any shares of our common stock.

	Common
Name of Beneficial Owner	Number	% of Class
Vale Limited (1)	2,000	50%
546 5th Avenue, 12th Floor
New York, New York 10036
JFE Steel Corporation (2)	2,000	50%
2-3 Uchisaiwai-cho 2-chome
Chiyoda-ku, Tokyo 100-0011 Japan

(1)	Vale Limited (formerly known as Rio Doce Limited) is a subsidiary of Vale S.A. (formerly Companhia Vale do Rio Doce), a Brazilian corporation.
(2)	In 2004, JFE Steel U.S.A., Inc., transferred its common stock in California Steel to JFE Steel Corporation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our stockholders, JFE Steel Corporation, and Vale Limited (formerly Rio Doce Limited), a subsidiary of Vale S.A. (formerly Companhia Vale do Rio Doce), are parties to a Shareholders’ Agreement. According to the Shareholders’ Agreement, the stockholders control the election of the Board of Directors. The stockholders also indirectly control the appointment of officers through their right to jointly elect the president, who is entitled to appoint our other officers.

We have transactions in the normal course of business with affiliated companies. For example, we purchase slab from Cosipa Overseas, a wholly-owned subsidiary of Usinas Siderurgicas de Minas Gerais – Usiminas. Usiminas which was an affiliate of Vale S.A. (formerly Companhia Vale do Rio Doce). On April 16, 2009, Vale S.A. sold its interest in Usiminas. During 2009, we purchased $84.4 million of slab and recorded revenues of $31.7 million from JFE Steel Corporation. We conducted arms-length negotiations with Cosipa Overseas and JFE Steel Corporation in 2009. The executive officer negotiating the market price for the steel slab was the Executive Vice President, Commercial.

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

On May 22, 2009, Companhia Vale do Rio Doce changed its legal name to Vale S.A.

Item 14.	Principal Accounting Fees and Services

Aggregate fees billed by principal accountant in the past two years.

	2009	2008
Ernst & Young, LLP
Audit Fees	$264,000	$243,000
Audit Related Fees	$97,067	$2,300
Tax Fees	$436,370	$9,036
Other Fees	$18,000	$25,000

Audit Fees. Audit fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K, and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit Related Fees. Audit related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review or our financial statements but are not reported under “Audit Fees.”

Tax Fees. Tax fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

Other Fees. Consists of amounts billed for services other than those noted above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements:

The following financial statements and schedule of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

1.	Financial Statements:

All other schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

(a)(3) Exhibits:

The Exhibits required to be filed with this Annual Report on Form 10-K are listed in the Exhibit Index included herein immediately following the Signature Page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

California Steel Industries, Inc.

We have audited the accompanying balance sheets of California Steel Industries, Inc. (the Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the information included in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Steel Industries, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 11, 2010

California Steel Industries, Inc. and Subsidiary

Balance Sheets

	December 31,
	2009	2008
	(In Thousands, except for share amounts)
Assets
Current assets
Cash and cash equivalents	$61,671	$10,880
Trade accounts receivable, less allowance for doubtful accounts of $700 and $1,550 in 2009 and 2008, respectively	24,108	44,944
Inventories	185,068	224,146
Prepaid income taxes	16,160	75,515
Other receivables and prepaid expenses	2,201	2,894

Total current assets	289,208	358,379
Other assets	19,646	21,423
Property, plant and equipment, net	276,593	261,027

Total assets	$585,447	$640,829

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$39,793	$66,009
Accrued interest expense	3,010	3,074
Accrued utilities	1,433	1,392
Deferred income taxes	6,682	4,815
Other accrued expenses	6,290	10,755
Current portion of long-term debt	10,000	5,000

Total current liabilities	67,208	91,045

Other liabilities	2,506	2,495
Long-term debt	175,000	185,000
Deferred income taxes	40,062	48,517
Commitments and contingencies
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	260,671	273,772

Total stockholders’ equity	300,671	313,772

Total liabilities and stockholders’ equity	$585,447	$640,829

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Net sales	$551,808	$1,510,613	$1,282,967
Cost of sales
Cost of sales, excluding lower of cost or market adjustment	516,620	1,320,739	1,259,416
Lower of cost or market adjustment	44,500	135,000	957

Gross (loss) profit	(9,312)	54,874	22,594
Selling, general and administrative expenses	17,481	22,779	20,601
Loss on disposition of property, plant and equipment	485	3,256	1,005

(Loss) income from operations	(27,278)	28,839	988
Other (expense) income:
Interest expense, net	(8,159)	(8,823)	(10,528)
Other, net	8,492	(409)	5,270

(Loss) income before income tax (benefit) expense	(26,945)	19,607	(4,270)
Income tax (benefit) expense	(13,844)	6,332	(3,364)

Net (loss) income available to common stockholders	$(13,101)	$13,275	$(906)

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Statements of Stockholders’ Equity

	Common Stock	Retained Earnings	Total Stockholders’ Equity
	(In Thousands, except shares and per share amounts)
Balance at December 31, 2006	40,000	309,846	349,846
Cumulative effect: Recording of uncertain tax positions	—	(335)	(335)
Net loss	—	(906)	(906)
Cash dividends:
Common stock, $5,296 on 4,000 shares	—	(21,183)	(21,183)

Balance at December 31, 2007	40,000	287,422	327,422
Net income	—	13,275	13,275
Cash dividends:
Common stock, $6,731 on 4,000 shares	—	(26,925)	(26,925)

Balance at December 31, 2008	40,000	273,772	313,772
Net loss	—	(13,101)	(13,101)

Balance at December 31, 2009	$40,000	$260,671	$300,671

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In Thousands)
Operating activities
Net (loss) income	$(13,101)	$13,275	$(906)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,811	33,013	31,624
Deferred income taxes	(6,588)	955	7,113
Gain on sale of environmental credits	(438)	—	—
Loss on disposition of property, plant and equipment	485	3,256	1,005
Inventory write-down	44,500	135,000	957
Changes in assets and liabilities:
Trade accounts receivable, net	20,836	22,421	30,695
Inventories	(5,422)	(101,909)	31,775
Prepaid income taxes	59,355	(61,020)	(18,234)
Other receivables and prepaid expenses	713	997	(102)
Accounts payable	(26,216)	14,073	(34,737)
Accrued interest expense	(64)	236	31
Other accrued expenses and liabilities	(4,413)	2,297	(3,943)

Net cash provided by operating activities	102,458	62,594	45,278
Investing activities
Additions to property, plant and equipment	(48,231)	(48,974)	(41,062)
Proceeds received for the sale of environmental credits	1,519	—	—
Proceeds (removal costs, net of proceeds) from sale of property, plant and equipment	45	(2,037)	(834)
Additions to intangible assets	—	(908)	(630)

Net cash used in investing activities	(46,667)	(51,919)	(42,526)
Financing activities
Net (repayments) advances on line-of-credit	—	(26,500)	26,500
(Repayments) borrowings of long-term debt	(5,000)	40,000	—
Dividends paid	—	(26,925)	(21,183)

Net cash (used in) provided by financing activities	(5,000)	(13,425)	5,317

Net increase (decrease) in cash and cash equivalents	50,791	(2,750)	8,069
Cash and cash equivalents at beginning of year	10,880	13,630	5,561

Cash and cash equivalents at end of year	$61,671	$10,880	$13,630

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$8,297	$9,834	$10,645

Income taxes (net of amount refunded)	$(66,422)	$68,097	$6,961

See accompanying notes.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Description of Business

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us” and “our” in these notes to financial statements refers to California Steel Industries, Inc.

California Steel was incorporated in the state of Delaware on November 3, 1983. Our stockholders consist of two companies, JFE Steel Corporation (formerly Kawasaki Steel Corporation), a Japanese corporation, and Vale Limited (formerly Rio Doce Limited), a New York corporation, which each own 50% of our stock. From our site in Fontana, California, we manufacture a wide range of flat rolled steel products, including hot rolled, cold rolled, and galvanized coil and sheet. We also produce electric resistant welded pipe.

Reclassifications

To maintain consistency and comparability, certain amounts from previously reported financial statements have been reclassified to conform to the current-year presentation. We reclassified to cost of sales, excluding lower of cost or market adjustment, $9.1 million and $7.9 million in shipping expenses for the years ended 2008 and 2007, respectively, which were previously reported in selling, general and administrative expenses on our statements of operations.

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

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. These bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2009 and 2008, we had cash balances with banks in excess of the federally insured limit.

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

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method of inventory accounting. We routinely evaluate the carrying value of inventories and provide reserves when appropriate to reduce inventories to the lower of cost or market to reflect estimated net realizable value. In 2009 and 2008, our inventory was written down to the lower of cost or market value by $44.5 million and $135.0 million, respectively.

Deferred Financing Costs

Debt issuance costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt agreement. These costs are included in other assets in the 2009 and 2008 balance sheets. Amortization of issuance costs is included as a component of interest expense and amounted to $353 thousand for each of the three years ended December 31, 2009, 2008 and 2007.

Indefinite-Lived Purchased Intangible Assets

We account for purchased intangible assets with indefinite useful lives in accordance with the accounting standard related to intangibles assets,, which prohibits the amortization of purchased intangible assets with indefinite lives. This accounting standard requires that purchased intangible assets with indefinite lives be reviewed for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its estimated fair value, an impairment loss is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the indefinite-lived purchased intangible assets. When intangible assets with indefinite useful lives are sold or otherwise disposed of, the cost is eliminated, and any related gain or loss is included in the statement of operations. The amount of purchased intangible assets with indefinite lives was approximately $2.9 million and $4.0 million at December 31, 2009 and 2008, respectively, and is included in other asset on the balance sheets.

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

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the accounting standard related to property, plant and equipment. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against the deferred tax assets for amounts which are not considered “more likely than not” to be realized.

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

Derivative Financial Instruments

We account for derivative financial instruments in accordance with the accounting standard related to derivatives and hedges which establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). This accounting standard requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal sale and purchase transaction. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

We enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with the accounting standard related to derivatives and hedges by us. These derivatives did not qualify for hedge accounting treatment; therefore, these financial instruments are reported at fair value, with changes in fair value reported in current earnings. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements.

Self-Insurance Liability

We are self-insured for workers’ compensation with a stop loss. The accrued liability associated with these programs is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported (IBNR claims) as of the balance sheet date. The estimated liability is not discounted and is based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claim settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claim trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

Revenue Recognition

Revenue is recognized when products are shipped, title has transferred to the customer and collectibility is reasonably assured.

Shipping Costs

We charge shipping fees to certain customers based upon the actual amounts incurred. Amounts billed for shipping costs are included in net sales. We include the associated shipping costs in cost of sales, excluding lower of cost or market adjustment.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting standards related to business combinations and non-controlling interest. These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. These standards also establish disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We adopted these new standards concurrently on January 1, 2009. There was no impact upon adoption of these standards to our financial statements.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

In March 2008, the FASB issued a new accounting standard related to derivative instruments and hedging activities. This accounting standard establishes disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this accounting standard on January 1, 2009. There was no impact upon adoption of this accounting standard to our financial statements.

In May 2008, the FASB issued a new accounting standard related to the hierarchy of generally accepted principles. This accounting standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). This accounting standard will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of this accounting standard to have a material effect on our results of operations and financial condition.

In April 2009, the FASB issued new accounting standards related to interim disclosures about fair value of financial instruments. These accounting standards require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These accounting standards also require disclosures in summarized financial information at interim reporting periods. These accounting standards are effective for interim reporting periods ending after June 15, 2009. There was no impact upon adoption of these accounting standards to our financial statements.

In May 2009, the FASB issued a new accounting standard related to subsequent events, which was amended in February 2010. This accounting standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This accounting standard is effective for interim or annual financial periods ending after June 15, 2009 and the amendment is effective immediately for all companies which have not issued financial statements as of February 24, 2010. There was no impact upon adoption of this accounting standard to our financial statements. We have evaluated subsequent events for disclosure as prescribed by the standard as amended.

In June 2009, the FASB issued a new accounting standard related to accounting standards codification and the hierarchy of generally accepted accounting principles. This accounting standard establishes the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Under this accounting standard, the FASB Accounting Standards Codification (“Codification”) will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This accounting standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. There was no impact upon adoption of this accounting standard to our financial statements.

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

2. Inventories

Inventories consist of the following at December 31 (dollars in thousands):

	2009	2008
Finished goods	$11,294	$16,160
Work in process	17,164	34,168
Raw materials	137,234	160,096
Supplies	19,376	13,722

	185,068	224,146

3. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31 (dollars in thousands):

	2009	2008
Land	$14,432	$14,432
Plant and equipment	592,474	581,141
Plant refurbishment costs	22,220	22,220
Furniture and fixtures	13,882	13,682
Construction in progress	66,932	38,707

	709,940	670,182
Accumulated depreciation	(433,347)	(409,155)

	$276,593	$261,027

Depreciation expense was $32.5 million, $32.7 million and $31.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Capitalized interest was $2.4 million, $688 thousand and $86 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

4. Leases

We are obligated under various equipment leases that expire at various dates during the next five years. At December 31, 2009, the future minimum lease payments under non-cancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

Year ending December 31:
2010	$642
2011	231
2012	134
2013	61
2014	2

$1,070

Rental expense under operating leases totaled $1.1 million, $1.3 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

5. Notes Payable and Long-Term Debt

Our five-year revolving credit facility (the Facility) is with a syndicate of four financial institutions. The Facility provides for an aggregate principal amount of up to $110.0 million subject in all respects to a borrowing base coverage requirement. Advances under this Facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. Under the Facility, a commitment fee is applied on the average daily undrawn portion of the commitments at a rate equal to the applicable margin. The applicable margin in effect from time to time will range from 0.1% to 0.3%, based upon the leverage ratio.

At our election, the amounts advanced under the Facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is generally payable quarterly and any accrued interest and principal is due and payable in September 2010. There were no outstanding borrowings as of December 31, 2009. As of December 31, 2009, we had three outstanding letters of credit totaling $1.1 million which expire on various dates through August 2010. This outstanding balance reduces the borrowing base. We had over $108.8 million of borrowings available under the Facility as of December 31, 2009.

Fees incurred on the Facility are being amortized over the term of the loan. The unamortized amount of financing costs were $83 thousand and $195 thousand at December 31, 2009 and 2008, respectively, and are classified as other assets in the balance sheets.

The Facility is collateralized by our accounts receivable and inventories. The Facility requires compliance with certain covenants and restrictions with regard to the interest coverage ratio, tangible net worth and shareholder distributions. We were in compliance with all covenants and restrictions at December 31, 2009 and 2008, respectively.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% unsecured senior notes due in March 2014. The interest on these senior notes is payable on March 15 and September 15 of each year, commencing September 15, 2004. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes in whole or in part any time after March 15, 2009. On June 24, 2004, we completed an exchange offer exchanging our unregistered 6.125% senior notes for 6.125% senior notes registered by us pursuant to a registration statement filed under the Securities Act of 1933.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

5. Notes Payable and Long-Term Debt (continued)

The unamortized portion of the financing costs related to the 6.125% senior notes due in 2014 was $1.0 million and $1.3 million at December 31, 2009 and 2008, respectively, and is classified as other assets in the balance sheet.

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

Long-term debt at December 31, 2009 and 2008, consisted of the following (dollars in thousands):

	2009	2008
Senior notes bearing interest at 6.125% interest payable semiannually, due March 2014	$150,000	$150,000
Term loan bearing interest at 3.38% throught April 2010 and 3.58% through April 2013. Interest payable quarterly, due April 2013	35,000	40,000
Revolving line of credit payable to banks consists of amounts advanced under $110.0 million bank facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable quarterly, and any accrued interest and principal are due and payable in full in September 2010	—	—

	185,000	190,000
Less current maturities	10,000	5,000

	$175,000	$185,000

The following are future maturities of long-term debt and credit facility for each of the next five years ending December 31 (dollars in thousands):

2010	$10,000
2011	10,000
2012	10,000
2013	5,000
2014	150,000

$185,000

Interest expense was $10.7 million, $10.8 million and $10.8 million for the years ended 2009, 2008 and 2007, respectively.

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

No dividends were declared or paid for the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, $26.9 million and $21.2 million, respectively, in dividends were declared and paid.

7. Related-Party Transactions

We have transactions in the normal course of business with affiliated companies. We are 50% owned by JFE Steel Corporation, a Japanese corporation, and 50% owned by Vale Limited (formerly Rio Doce Limited), a subsidiary of Vale S.A. (formerly Companhia Vale do Rio Doce), a Brazilian corporation.

We purchase steel slab from JFE Steel and from Cosipa Overseas, which was an affiliate of Vale S.A. from November 2006 to April 2009. The following represents total purchases made from affiliated companies for the years ended December 31 (dollars in thousands):

	2009	2008	2007
JFE Steel	$84,646	$71,123	$95,342
Cosipa Overseas	—	—	14,322

No amounts were owed our affiliated companies for goods and services at December 31, 2009. At December 31, 2008 and 2007, we owed affiliated companies $30 thousand and $252 thousand, respectively, for goods and services.

During the years ended December 31, 2009, 2008 and 2007, we had revenues from an affiliated company of JFE Steel. Sales to the affiliated company are at current market rates and terms. At December 31, 2009, 2008 and 2007, net sales and accounts receivable to this related party were (dollars in thousands):

	Net Sales	Trade Receivables
December 31, 2009	$31,685	$192
December 31, 2008	95,577	56
December 31, 2007	54,994	3,273

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

8. Commitments and Contingencies

At December 31, 2009, we are committed, in the form of open purchase orders, to purchase approximately $105.7 million in steel slabs, of which none are from related parties and material commitments for capital expenditures of $10.7 million.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with the accounting standard related to derivatives and hedges by us.

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

We are addressing environmental concerns caused by the former occupant at our Fontana site. We engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other liabilities in the 2009 and 2008 financial statements. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

We are involved in legal actions and claims arising in the ordinary course of business. It is of our opinion, based on advice of legal counsel, that this litigation will be resolved without material effect on our financial position, results of operations, or liquidity.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

9. Income Taxes

Income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007, consists of the following (dollars in thousands):

	2009	2008	2007
Current:
Federal	$(6,265)	$5,485	$(9,482)
State	(991)	(108)	(995)

	(7,256)	5,377	(10,477)

Deferred:
Federal	(1,072)	278	7,491
State	(5,516)	677	(378)

	(6,588)	955	7,113

	$(13,844)	$6,332	$(3,364)

A reconciliation of income tax (benefit) expense (computed by applying the U.S. federal statutory tax rate of 35% to income before income tax (benefit) expense to actual income tax (benefit) expense) is as follows (dollars in thousands):

	2009	2008	2007
Computed statutory tax (benefit) expense	$(9,431)	$6,863	$(1,495)
State income taxes, net of federal (benefit) expense	(1,548)	1,127	(245)
Enterprise zone credits, net of federal benefit	(2,146)	—	—
Changes in valuation allowance	—	—	23
Decrease in reserve for uncertain tax positions	—	(1,232)	(1,728)
Other	(719)	(426)	81

	$(13,844)	$6,332	$(3,364)

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

9. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008, are as follows (dollars in thousands):

	2009	2008
Deferred tax assets:
Inventory	$401	$146
State taxes	309	2,624
Allowance for doubtful accounts	307	680
Accrued expenses	3,155	5,006
Net operating loss carryforward	2,734	723
Foreign tax credit carryforward	978	1,036
Enterprise zone credit carryforward	3,383	—
Other	26	23

Total gross deferred tax assets	11,293	10,238
Valuation allowance	(978)	(1,036)

Net deferred tax assets	10,315	9,202

Deferred tax liabilities:
Property, plant and equipment	(47,388)	(51,752)
Prepaid expenses	(3,853)	(3,863)
Inventory	(5,346)	(6,150)
Other	(472)	(769)

Total gross deferred tax liabilities	(57,059)	(62,534)

Net deferred tax liabilities	$(46,744)	$(53,332)

We recorded a valuation allowance to reduce our deferred tax asset attributable to foreign tax credits for taxes withheld on the sale of investment in affiliated company. We considered future foreign source income in determining the need for the valuation allowance and have determined that it is more likely than not that we will not generate a significant amount of foreign source income to realize the foreign tax credits before expiration. Therefore, a valuation allowance for the full amount of the remaining foreign tax credit carry-forward was recorded as of December 31, 2009. Based on our historical pretax earnings, we believe it is more likely than not that we will realize the benefit of the remaining deferred tax assets existing at December 31, 2009.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

9. Income Taxes (continued)

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained then no benefits of the position are to be recognized. This accounting standard requires additional disclosures. Upon adoption of this accounting standard, deferred tax liabilities decreased $2.5 million, there was a reclass from accounts payable and income tax payable of $2.4 million, the liability for unrecognized tax benefits increased $5.2 million, and the beginning retained earnings decreased $335 thousand. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	2009	2008
Unrecognized tax benefits at the beginning of the period	$—	$1,590
Gross decreases for tax positions	—	(358)
Settlements	—	(2)
Lapse of applicable statute of limitations	—	(1,230)

Unrecognized tax benefits at the end of the period	$—	$—

We account for uncertain tax positions in accordance with the accounting standard related to income taxes. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. There was no accrued interest or penalties to unrecognized tax benefits at December 31, 2009 and 2008, respectively. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

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

The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the first 4% of the participant’s deferral under the 401(k) Plan and 50% of the next 2% of the participant’s deferral under the 401(k) Plan each year. We elected not to match the participant’s deferral during the last three quarters of fiscal 2009. Participants are immediately 100% vested in their contributions and our contributions plus actual earnings and losses thereon. Our contributions are accrued as participant contributions are withheld and are paid in full to the trustee of the 401(k) Plan on a pay period basis. Each year we may elect to make additional contributions to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant’s account based on the participant’s compensation for the year relative to the compensation of all the participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year. For the 2010 plan year, participants were notified that the 401(k) plan has been qualified under “Safe Harbor” provisions.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

10. Employee Benefit and Retirement Plans (continued)

Plan expense for the three years ended December 31, 2009, 2008 and 2007, were $523 thousand, $2.5 million and $2.5 million, respectively.

Profit Sharing Plan

We sponsor a profit sharing plan under which contributions are established based on a pool amount, equal to 8% of our income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments for the six months ended May and November. The basis for determining the profit sharing pool is subject to review and approval of our board of directors. The employee’s share in the pool amount is based on his or her length of service with us during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2009, 2008 and 2007, were $781 thousand, $13.0 million and $1.5 million, respectively.

11. Fair Value Measurements

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

•	Level 3 – Inputs to the valuation that are unobservable inputs for the asset or liability.

Our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009, were as follows (dollars in thousands):

	Fair Value Measurement Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$61,671	$—	$—	$61,671

Our senior notes are reported at carrying value. Fair value of our senior notes is the asking price of our senior notes at the end of the fiscal year. The carrying value and fair value of our senior notes are $150.0 million and $144.0 million at December 31, 2009 and $150.0 million and $105.0 million at December 31, 2008, respectively.

California Steel Industries, Inc. and Subsidiary

Notes to Financial Statements (continued)

12. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2009 and 2008 is as follows (dollars in thousands):

	Quarter
	1st	2nd	3rd	4th	Total
2009
Net sales	$147,067	$104,195	$146,983	$153,563	$551,808
Gross profit (loss) (1)	(21,253)	(2,472)	12,230	2,183	(9,312)
Income (loss) from operations operations (1)	(25,659)	(6,600)	7,916	(2,935)	(27,278)
Net income (loss) (1)	(15,333)	(2,827)	7,350	(2,291)	(13,101)
2008
Net sales	$369,197	$431,118	$440,836	$269,462	$1,510,613
Gross profit (loss) (2)	24,127	76,512	68,055	(113,820)	54,874
Income (loss) from operations operations (2)	17,321	70,638	60,929	(120,049)	28,839
Net income (loss) (2)	9,608	44,241	35,546	(76,120)	13,275

(1)	Reflects an inventory adjustment to the lower of cost or market for each of the four quarters of $35.0 million, $4.8 million, $2.0 million and $2.7 million, respectively.
(2)	Reflects a $135.0 million adjustment of inventory to the lower of cost or market in the fourth quarter.

CALIFORNIA STEEL INDUSTRIES, INC.

AND SUBSIDIARY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		(1) Deductions to Reserve	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
A/R Allowance
Year ended December 31, 2009	$1,550,000	$173,000	$—	$1,023,000	$700,000
Year ended December 31, 2008	$400,000	$1,150,000	$—	$—	$1,550,000
Year ended December 31, 2007	$700,000	$(300,000)	$—	$—	$400,000
Tax Valuation Allowance
Year ended December 31, 2009	$1,036,000	$(58,000)	$—	$—	$978,000
Year ended December 31, 2008	$1,036,000	$—	$—	$—	$1,036,000
Year ended December 31, 2007	$1,013,000	$23,000	$—	$—	$1,036,000
Inventory Reserve
Year ended December 31, 2009	$—	$726,000	$—	$—	$726,000

(1)	Represents write-off of customer receivables against allowance for doubtful accounts.

S-1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA STEEL INDUSTRIES, INC.

March 11, 2010	By:	/s/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ VICENTE WRIGHT Vicente Wright	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2010

/s/ BRETT GUGE Brett Guge	Executive Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 11, 2010

/s/ MASAKAZU KURUSHIMA Masakazu Kurushima	Chairman of the Board	March 11, 2010

/s/ ARISTIDES CORBELLINI Aristides Corbellini	Director	March 11, 2010

/s/ HIROSHI ADACHI Hiroshi Adachi	Director	March 11, 2010

/s/ RENATO ALMEIDA Renato Almeida	Director	March 11, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Bylaws of the Registrant, as amended on July 16, 1999. (2)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated April 1, 2008, by and among Vale Limited (formerly Rio Doce Limited), Vale S.A. (formerly Companhia Vale do Rio Doce), and JFE Steel Corporation. (8)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (6)

14.1	Revised Code of Ethics. (7)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on April 25, 2008.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 28, 2007.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.