Form 10-Q
period 2010-03-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2010-04-23
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 23, 2010, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

($ in thousands except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$55,155	$61,671
Trade accounts receivable, less allowance for doubtful accounts of $950 and $700 at March 31, 2010 and December 31, 2009, respectively	79,889	24,108
Inventories	136,937	185,068
Prepaid income taxes	11,704	16,160
Other receivables and prepaid expenses	1,773	2,201

Total current assets	285,458	289,208
Other assets	19,571	19,646
Property, plant and equipment, net	277,624	276,593

Total assets	$582,653	$585,447

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$27,124	$39,793
Accrued interest expense	667	3,010
Accrued utilities	3,324	1,433
Deferred income taxes	6,682	6,682
Other accrued expenses	8,713	6,290
Current portion of long-term debt	10,000	10,000

Total current liabilities	56,510	67,208

Other liabilities	2,488	2,506
Long-term debt	172,500	175,000
Deferred income taxes	40,062	40,062
Commitments and contingencies
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	271,093	260,671

Total stockholders’ equity	311,093	300,671

Total liabilities and stockholders’ equity	$582,653	$585,447

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Operations

($ in thousands)

	Three months ended March 31,
	2010	2009
	(Unaudited)
Net sales	$232,744	$147,067
Cost of sales:
Cost of sales, excluding lower of cost or market adjustment	211,532	133,320
Lower of cost or market adjustment	—	35,000

Gross profit (loss)	21,212	(21,253)
Selling, general and administrative expenses	4,748	4,406
Loss on disposition of property, plant and equipment	240	—

Income (loss) from operations	16,224	(25,659)
Other (expense) income:
Interest expense, net	(1,858)	(2,321)
Other, net	1,392	2,872

Income (loss) before income tax expense	15,758	(25,108)
Income tax expense (benefit)	5,336	(9,775)

Net income (loss)	$10,422	$(15,333)

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

($ in thousands)

	Three months ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$10,422	$(15,333)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,300	8,308
Loss (gain) on disposition of property, plant and equipment and intangible assets	240	(438)
Inventory write-down	—	35,000
Change in assets and liabilities:
Trade accounts receivable, net	(55,781)	3,780
Inventories	48,131	50,147
Other receivables and prepaid expenses	428	969
Accounts payable	(12,669)	(51,703)
Prepaid income taxes	4,456	41,652
Accrued interest expense	(2,343)	(2,345)
Other accrued expenses and liabilities	4,296	2,511

Net cash provided by operating activities	4,480	72,548

Cash flows from investing activities:
Additions to property, plant and equipment	(8,422)	(11,836)
(Removal cost) proceeds for the disposal and sale of property, plant and equipment and intangible assets	(74)	1,519

Net cash used in investing activities	(8,496)	(10,317)

Cash flows from financing activities:
Repayments of long-term debt	(2,500)	—

Net cash used in financing activities	(2,500)	—

Net (decrease) increase in cash and cash equivalents	(6,516)	62,231
Cash and cash equivalents at beginning of period	61,671	10,880

Cash and cash equivalents at end of period	$55,155	$73,111

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$4,171	$4,617

Income taxes (net of amount refunded)	$879	$(51,427)

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements

(Unaudited)

1. Basis of Presentation

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us,” and “our” in these Notes to the Financial Statements refers to California Steel Industries, Inc.

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Financial Statements. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for year ended December 31, 2009. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of results expected for the full year ending December 31, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-6, “Improving Disclosures about Fair Value Measurements” (ASU 2010-6”). This update amended guidance and issued a clarification with regard to disclosure requirements about fair market value measurement. A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, for measurements utilizing significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. We adopted ASU 2010-6 on January 1, 2010. There was no impact upon adoption of ASU 2010-6 to our financial position or results of operations.

In February 2010, FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). This amendment removed the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment is effective upon issuance date of February 24, 2010. There was no impact upon adoption of ASU 2010-9 to our financial position or results of operations.

2. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following ($ in thousands):

	March 31, 2010	December 31, 2009
	(Unaudited)
Finished goods	$23,001	$11,294
Work in process	32,822	17,164
Raw materials	62,925	137,234
Supplies	18,189	19,376

	$136,937	$185,068

3. Credit Facility

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of March 31, 2010. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires us to maintain certain financial ratios and other financial covenants. We were in compliance with all the covenants at March 31, 2010.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements—(Continued)

(Unaudited)

4. Commitments and Contingencies

At March 31, 2010, we are committed in the form of open purchase orders, to purchase approximately $322.4 million in steel slabs, of which $52.3 million are from a related party, and material commitments for capital expenditures of $9.2 million.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with the accounting literature related to derivatives and hedges by us.

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

We are addressing environmental concerns caused by the former occupant at our Fontana site. We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in other liabilities at March 31, 2010 and December 31, 2009. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements—(Continued)

(Unaudited)

Our financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010, were as follows (dollars in thousands):

	Fair Value Measurement Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$55,155	$—	$—	$55,155

Our senior notes are reported at carrying value. The fair value of our senior notes is the asking price of our senior notes at the end of the fiscal quarter. The carrying value and fair value of our senior notes are $150.0 million and $142.7 million at March 31, 2010 and $150.0 million and $144.0 million at December 31, 2009, respectively.

6. Fair Value of Financial Instruments

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the senior notes due 2014 at March 31, 2010, based on quoted market prices, was $142.7 million. Management estimates that the carrying values of our other financial instruments approximate their value since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.

7. Income Taxes

Our effective tax rate was 33.9% for the first quarter of fiscal 2010 compared to effective tax rate benefit of 38.9% in the same period one year ago. The change in our effective tax rate is attributable to a sales tax credit and a hiring credit under the Enterprise Zone (“EZ”) designation. We became eligible for the EZ credits effective October 2006.

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

Results of Operations

Financial Results

The following table represents unaudited selected financial data (amounts in thousands, excepted for billed tons):

	Three months ended March 31,
	2010	2009
Billed tons	326,880	156,884
Net sales	$232,744	$147,067
Net sales gain (loss) %	58%	-60%
Gross profit (loss) as % of net sales	9.1%	-14.5%
SG&A	$4,748	$4,406
SG&A as % of net sales	2.0%	3.0%
Operating income (loss)	$16,224	$(25,659)
Operating income (loss) as % of net sales	7.0%	-17.4%
Net income (loss)	$10,422	$(15,333)

Net sales. Net sales in the first quarter of fiscal 2010 increased 58% to $232.7 million, compared with $147.1 million in the same period one year ago. The increase resulted primarily from an increase in sales volume of 108% compared to the same period one year ago. The higher sales volume increased net sales approximately $154.7 million. This increase was partially offset by a decrease in the average selling price of 25% compared to the same period one year ago which decreased net sales approximately $30.8 million. The remaining offsetting decrease in net sales was primarily from lower value product mix during the first quarter of fiscal 2010 compared to the same period one year ago.

Gross profit (loss). Our gross profit rate in the first quarter of fiscal 2010 increased to 9.1% of net sales, compared with a gross loss of 14.5% of net sales in the same period one year ago. The increase was due to higher sale volume which was partially offset by the increase in raw material consumption costs. The write-down of inventory to the lower of cost or market of $35.0 million reduced gross profit by 23.8% during the first quarter of fiscal 2009. There was no such adjustment during the first quarter of fiscal 2010.

Selling, general and administrative (SG&A) expenses. Our SG&A expense rate in the first quarter of fiscal 2010 decreased by 1.0% to 2.0% of net sales, compared with 3.0% of net sales in the same period one year ago. The decrease in our SG&A expense rate is largely attributable to an increase of our net sales of 58% since the majority of our SG&A expenses are fixed costs. Our SG&A expenses consist primarily of labor and various administrative expenses. Labor costs comprised of approximately 57% and 58% of our SG&A expenses for the first quarter of fiscal 2010 and 2009, respectively.

Net interest expense. Net interest expense in the first quarter of fiscal 2010 decreased $463,000, or 19.9%, to $1.9 million compared with $2.3 million in the same period one year ago. The decrease in net interest expense was attributable to a decrease in the average outstanding debt and an increase in capitalized interest of $359,000 when compared to the same period one year ago.

Other income. Other income was $1.4 million for the first quarter of fiscal 2010, compared with $2.9 million in the same period one year ago. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, refund from anti dumping subsidy, refund of property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income tax expense (benefit). Our income tax expense was $5.3 million for the first quarter of fiscal 2010 compared with an income tax benefit of $9.8 million in the same period one year ago. Our effective income tax rate was 33.9% for the first quarter of fiscal 2010 compared with an effective income tax rate benefit of 38.9% in the same period one year ago.

Net income (loss). Our net income was $10.4 million for the first quarter of fiscal 2010 compared with net loss of $15.3 million in the same period one year ago.

Liquidity and Capital Resources

We ended the first quarter of fiscal year 2010 with $55.2 million of cash and cash equivalents compared with $61.7 million at the end of fiscal 2009. Working capital, the excess of current assets over current liabilities, was $228.9 million at the end of the first quarter of fiscal 2010, up from $222.0 million at the end of fiscal 2009. We ended the first quarter of fiscal 2010 and the end of fiscal 2009 with over $108.8 million in financing available under our revolving credit facility.

Cash Flows

The following table summarizes our cash flows in the first three months of the current and prior fiscal years ($ in thousands):

	Three months ended March 31,
	2010	2009
Total cash provided by (used in):
Operating activities	$4,480	$72,548
Investing activities	(8,496)	(10,317)
Financing activities	(2,500)	—

(Decrease) increase in cash and cash equivalents	$(6,516)	$62,231

Operating Activities

Cash provided by operating activities was $4.5 million for the first quarter of fiscal 2010 compared with $72.5 million in first quarter of fiscal 2009. The changes were due primarily to a change in net income, operating assets and liabilities and the inventory write-down. The changes in operating assets and liabilities were due primarily to changes in trade accounts receivable, inventories, accounts payable and prepaid income taxes. The decrease in cash provided for prepaid income taxes resulted mainly from an income tax refund that was received in the first quarter of fiscal 2009 which was partially offset higher estimated taxable income during the first quarter of fiscal 2010. The decrease in cash used for trade accounts receivable was primarily due to an increased sales volume. The increase in cash used for accounts payable was due primarily to timing of vendor payments. The decrease in cash provided for inventories was due to the write-down of inventory to the lower or cost or market during the first quarter of fiscal 2009.

Investing Activities

Cash used in investing activities was $8.5 million for the first quarter of fiscal 2010 compared with $10.3 million in the first quarter of fiscal 2009. The decrease in cash used by investing activities was primarily due the reduction in capital expenditures, specifically the construction of the second reheat furnace. The primary purposes of our capital expenditures were to support our expansion plans and improve our operational efficiency.

Financing Activities

Cash used in financing activities was $2.5 million for the first quarter of fiscal 2010 compared to no financing activities for the first quarter of fiscal 2009. The changes in financing activities were due to repayments on our term loan.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and cash and cash equivalents. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated capital expenditure plans for fiscal year 2010. In addition, our revolving credit facility is available for additional working capital needs. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

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

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. As of March 31, 2010, there were no outstanding borrowings under this facility. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our

6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes in whole or in part at any time after March 15, 2009. The redemption price is based on a percentage premium in excess of the face value of the notes which decreases over time. We periodically evaluate the cost of alternative forms of financing in the market versus the cost of redeeming and retiring the notes. Depending on the current market value of the notes, we further periodically evaluate whether to acquire notes in the market as a means to lower our financing costs. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain subsidiaries on a consolidated basis. We were in compliance with all covenants and restrictions at March 31, 2010.

We currently have $9.2 million in material commitments for capital expenditures expected to be completed during fiscal 2010. These represent signed purchase orders for various production facility upgrades including the construction of our second reheat furnace. Our total budget for capital improvements in 2010 is $36.7 million of which $6.7 million relates to the second reheat furnace project. We are committed, in the form of open purchase orders, to purchase $322.4 million in steel slabs, of which $52.3 million are from a related party.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to meet our liquidity requirements for fiscal 2010.

Contractual Obligations and Commitments

The following table represents a comprehensive list of our contractual obligations and commitments as of March 31, 2010 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$182,500	$10,000	$20,000	$152,500	$—
Operating Leases	874	506	320	48	—
Purchase Obligations (1)	332,478	332,478	—	—	—
Estimated Interest Payments on Debt (2)	38,142	10,141	19,196	8,805	—
Planned Expenditures on Environmental Matters (3)	2,750	950	1,000	800	—
Other Long Term Liabilities	760	72	145	145	398

Total	$557,504	$354,147	$40,661	$162,298	$398

(1)	Amounts relate to contractual commitments to purchase $322.4 million of steel slabs, of which $52.3 million are from a related party, material commitments for capital expenditures of $9.2 million, and the remaining $900 thousand in assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150.0 million ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40.0 million five-year unsecured term loan maturing in April 2013.
(3)	Amounts reflect $950 thousand of self assessed environmental clean-up of our facility and $1.8 million of anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 4 to the Financial Statements.

Critical Accounting Policies

We describe our significant accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no change in our significant accounting policies since the end of 2009.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-6, “Improving Disclosures about Fair Value Measurements” (ASU 2010-6”). This update amended guidance and issued a clarification with regard to disclosure requirements about fair market value measurement. A reporting entity is required to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, for measurements utilizing significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. We adopted ASU 2010-6 on January 1, 2010. There was no impact upon adoption of ASU 2010-6 to our financial position or results of operations.

In February 2010, FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). This amendment removed the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment is effective upon issuance date of February 24, 2010. There was no impact upon adoption of ASU 2010-9 to our financial position or results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009, for a description of important factors that could cause future results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

demographic, geopolitical or public safety conditions which affect consumer behavior and spending for the products which use our goods, including the ongoing armed conflict in Iraq and Afghanistan and security concerns related to the continuing response of governments to the threat of terrorism and instability in certain regions of the world; and

•

Changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants that could impact our reported financial results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to market risks, including interest rates and utility consumption rates.

Interest Rate Risk

Floating rate credit facility

At March 31, 2010, there were no borrowings on our $110.0 million floating rate credit facility. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. Changes in interest rates generally do not affect the fair value of our credit facility, but do affect earnings and cash flow. The credit facility bears interest at the Eurodollar rate or the prime rate, which was approximately 1.15% (one month rate) (including margin) and 3.25%, respectively, at March 31, 2010. We expect to borrow approximately $63.0 million from our credit facility during the remainder of 2010. We estimate that average amount of debt outstanding under the facility for the remaining of fiscal 2010 will be approximately $25.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $250,000 for the year. We do not manage the interest rate risk on our credit facility through the use of derivative instruments.

Fixed rate debt

At March 31, 2010, our short-term and long-term fixed rate debt comprised of our $150.0 million senior notes and $40.0 million term loan. Changes in interest rates generally affect the fair value of our fixed rate debt instruments. We do not have an obligation to repay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our term loan approximates the current rate available for similar types of financing and as a result the carrying amount approximates the fair value. We do not manage the interest rate risk on our fixed rate debt through the use of derivative instruments.

We do not believe that the future market rate risk related to our floating rate credit facility and fixed rate debt will have a material impact on our financial position, results of operations or liquidity.

Other Market Risks

Utility consumption rates

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to higher projected production in 2010, our electricity costs are expected to be higher than 2009 levels. Our electricity costs accounted for 2.1% of our cost of goods sold for the first quarter of fiscal 2010 compared to 2.0% in the same period one year ago.

At full capacity, we generally utilize a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. To stabilize price volatility, we periodically use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead through financial and/or physical hedging arrangements.

We currently have in place fixed price physical purchase agreements for approximately 5% of our natural gas commodity requirements for fiscal 2010. We continue to monitor the near and long term price trends of natural gas and may enter into such instruments when we deem it appropriate or when opportunities present themselves. Our natural gas costs accounted for 2.4% of our cost of goods sold for the first quarter of fiscal 2010 compared to 1.8% in the same period one year ago.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending March 31, 2010 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice

President, Finance and Administration (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Administration concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Additionally, the President and Chief Executive Officer and the Executive Vice President, Finance and Administration determined, as of March 31, 2010, that there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect our internal controls over financial reporting.

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

CALIFORNIA STEEL INDUSTRIES, INC.

April 23, 2010	By:	/s/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Restated Bylaws of the Registrant dated as of April 1, 2008. (7)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated April 1, 2008, by and among Rio Doce Limited, Vale (Companhia Vale do Rio Doce), JFE Steel Corporation. (8)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (6)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as file with the Securities and Exchange Commission on April 25, 2008.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on July 28, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.