Form 10-Q
period 2010-06-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2010-07-23
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 23, 2010, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

($ in thousands except share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,778	$61,671
Trade accounts receivable, less allowance for doubtful accounts of $900 and $700 at June 30, 2010 and December 31, 2009, respectively	88,649	24,108
Inventories	270,814	185,068
Prepaid income taxes	11,721	16,160
Other receivables and prepaid expenses	3,889	2,201

Total current assets	392,851	289,208
Other assets	19,455	19,646
Property, plant and equipment, net	278,257	276,593

Total assets	$690,563	$585,447

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$118,475	$39,793
Accrued interest expense	2,971	3,010
Accrued utilities	2,824	1,433
Deferred income taxes	6,682	6,682
Other accrued expenses	7,522	6,290
Current portion of long-term debt	10,000	10,000

Total current liabilities	148,474	67,208

Other liabilities	2,470	2,506
Long-term debt	170,000	175,000
Deferred income taxes	40,062	40,062
Commitments and contingencies
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	289,557	260,671

Total stockholders’ equity	329,557	300,671

Total liabilities and stockholders’ equity	$690,563	$585,447

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Operations

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)
	2010	2009	2010	2009
Net sales	$301,665	$104,195	$534,409	$251,262
Cost of sales:
Cost of sales, excluding lower of cost or market adjustment	266,197	101,867	477,729	235,187
Lower of cost or market adjustment	800	4,800	800	39,800

Gross profit (loss)	34,668	(2,472)	55,880	(23,725)
Selling, general and administrative expenses	4,918	4,128	9,666	8,534
Loss on disposition of property, plant and equipment	96	—	336	—

Income (loss) from operations	29,654	(6,600)	45,878	(32,259)
Other (expense) income:
Interest expense, net	(1,799)	(1,920)	(3,657)	(4,241)
Other income, net	142	2,113	1,534	4,985

Income (loss) before income tax expense (benefit)	27,997	(6,407)	43,755	(31,515)
Income tax expense (benefit)	9,533	(3,580)	14,869	(13,355)

Net income (loss)	18,464	(2,827)	28,886	(18,160)

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

($ in thousands)

	Six months ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$28,886	$(18,160)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	14,929	16,565
Loss (gain) on disposition of property, plant and equipment and equipment and intangible assets	336	(438)
Inventory write-down	800	39,800
Change in assets and liabilities:
Trade accounts receivable, net	(64,541)	8,353
Inventories	(86,546)	62,231
Other receivables and prepaid expenses	(1,688)	1,344
Accounts payable	78,682	(43,703)
Prepaid income taxes	4,439	38,175
Accrued interest expense	(39)	(43)
Other accrued expenses and liabilities	2,587	(1,070)

Net cash (used in) provided by operating activities	(22,155)	103,054

Cash flows from investing activities:
Additions to property, plant and equipment	(16,695)	(23,634)
(Removal cost) proceeds for the disposal and sale of property, plant and equipment and intangible assets, net	(43)	1,519

Net cash used in investing activities	(16,738)	(22,115)

Cash flows from financing activities:
Repayments of long-term debt	(5,000)	—

Net cash used in financing activities	(5,000)	—

Net (decrease) increase in cash and cash equivalents	(43,893)	80,939
Cash and cash equivalents at beginning of period	61,671	10,880

Cash and cash equivalents at end of period	$17,778	$91,819

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$3,631	$4,323

Income taxes (net of amount refunded)	$10,420	$(51,427)

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements

(Unaudited)

1. Basis of Presentation

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us,” and “our” in these Notes to the Financial Statements refers to California Steel Industries, Inc.

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Financial Statements. Our interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for year ended December 31, 2009. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results expected for the full year ending December 31, 2010.

2. Recent Accounting Pronouncements

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

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following ($ in thousands):

	June 30, 2010	December 31, 2009
	(Unaudited)
Finished goods	$25,390	$11,294
Work in process	45,874	17,164
Raw materials	181,188	137,234
Supplies	18,363	19,376

	$270,815	$185,068

4. Credit Facility

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. There were no outstanding borrowings under the credit facility as of June 30, 2010. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires us to maintain certain financial ratios and other financial covenants. We were in compliance with all the covenants at June 30, 2010.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements—(Continued)

(Unaudited)

5. Commitments and Contingencies

At June 30, 2010, we are committed in the form of open purchase orders, to purchase approximately $161.2 million in steel slabs, of which $22.1 million are from a related party, material commitments for capital expenditures of $14.1 million and other assorted contractual commitments of $3.7 million.

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

We are addressing environmental concerns caused by the former occupant at our Fontana site. We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in other liabilities at June 30, 2010 and December 31, 2009. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

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

6. Fair Value Measurements

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

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements—(Continued)

(Unaudited)

Our senior notes are reported at carrying value. The fair value of our senior notes is the asking price of our senior notes at the end of the fiscal quarter. The carrying value and fair value of our senior notes are $150.0 million and $141.0 million at June 30, 2010 and $150.0 million and $144.0 million at December 31, 2009, respectively.

7. Fair Value of Financial Instruments

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the senior notes due 2014 at June 30, 2010, based on quoted market prices, was $141.0 million. Management estimates that the carrying values of our other financial instruments approximate their value since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.

8. Income Taxes

Our effective tax rate was 34.1% for the second quarter and an effective tax rate of 34.0% for the six months ended June 30, 2010 compared to effective tax rate benefit of 55.9% and 42.4% in the same periods one year ago. The change in our effective tax rate is attributable to tax benefits related to California sales tax and hiring credits under the Enterprise Zone (“EZ”) designation and an overall reduction to our state tax liability due to filing in lower tax rate jurisdictions.

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

Results of Operations

Financial Results

The following table represents unaudited selected financial data (amounts in thousands, excepted for billed tons):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Billed tons	363,127	176,832	690,007	333,717
Net sales	$301,665	$104,195	$534,409	$251,262
Net sales gain (loss) %	190%	-76%	113%	-69%
Gross profit (loss) as % of net sales	11.5%	-2.4%	10.5%	-9.4%
SG&A	$4,918	$4,128	$9,666	$8,534
SG&A as % of net sales	1.6%	4.0%	1.8%	3.4%
Operating income (loss)	$29,654	$(6,600)	$45,878	$(32,259)
Operating income (loss) as % of net sales	9.8%	-6.3%	8.6%	-12.8%
Net income (loss)	$18,464	$(2,827)	$28,886	$(18,160)

Net sales. Net sales in the second quarter of fiscal 2010 increased 190% to $301.7 million, compared with $104.2 million in the same period one year ago. The increase resulted primarily from an increase in sales volume and a higher average selling price. Sales volume increased 105% and the average selling price increased 39% compared to the same period one year ago. The higher sales volume increased net sales approximately $108.0 million and the higher average selling price increased net sales approximately $56.5 million. The remaining increase in net sales was primarily from higher value product mix and higher freight revenue in second quarter of fiscal 2010 compared to the same period one year ago.

Net sales for the first six months of fiscal 2010 increased 113% to $534.4 million, compared with $251.3 million in the same period one year ago. The increase resulted primarily from an increase in sales volume and a slighter higher average selling price. Sales volume increased 107% and the average selling price increased 1% compared to the same period one year ago. The higher sales volume increased net sales approximately $261.8 million and the higher average selling price increased net sales approximately $16.7 million. The remaining increase in net sales was primarily from higher freight revenue during the first six months of fiscal 2010 compared to the same period one year ago.

Gross (loss) profit. Our gross profit rate in the second quarter of fiscal 2010 increased to 11.5% of net sales, compared with a gross loss of 2.4% of net sales in the same period one year ago. Our gross profit rate for the first six months of fiscal 2010 increased to 10.5% of net sales, compared with a gross loss of 9.4% of net sales in the same period one year ago. The increase was due to higher sales volume and average selling price and a lower inventory write-down which was partially offset by the increase in raw material consumption costs. The write-down of inventory to the lower of cost or market of $800 thousand for the three and six months ended June 30, 2010 reduced gross profit by 0.3% and 0.1%, respectively. The write-down of inventory to the lower of cost or market of $4.8 million and $39.8 million for the three and six months ended June 30, 2009, respectively, reduced gross profit by 4.6% and 15.8%.

Selling, general and administrative (SG&A) expenses. Our SG&A expense rate in the second quarter of fiscal 2010 decreased by 2.4% to 1.6% of net sales, compared with 4.0% of net sales in the same period one year ago. Our SG&A expense rate for the first six months of fiscal 2010 decreased by 1.6% to 1.8% of net sales, compared with 3.4% of net sales in the same period one year ago. The decrease in our SG&A expense rate for the second quarter and first six months of fiscal 2010 is largely attributable to an increase of our net sales since the majority of our SG&A expenses are fixed costs. Our SG&A expenses consist primarily of labor and various administrative expenses. Labor costs comprised of approximately 62% and 60% of our SG&A expenses for the second quarter of fiscal 2010 and 2009, respectively, and approximately 60% and 59% of our SG&A expenses for the first six months of fiscal 2010 and 2009, respectively.

Net interest expense. Net interest expense in the second quarter of fiscal 2010 decreased $121,000, or 6.3%, to $1.8 million compared with $1.9 million in the same period one year ago. Net interest expense for the first six months of fiscal 2010 decreased $584,000, or 13.8%, to $3.7 million compared with $4.2 million in the same period one year ago. The decrease in net interest expense was attributable to a decrease in the average outstanding debt and an increase in capitalized interest of $204,000 and $564,000 when compared to the three and six months ended June 30, 2009.

Other income, net. Other income, net was $142 thousand for the second quarter of fiscal 2010, compared with $2.1 million in the same period one year ago. Other income, net for the first six months of fiscal 2010 was $1.5 million compared to $5.0 million in the same period one year ago. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, gain on sale of environmental credits, refund from anti dumping subsidy, refund of prior periods property taxes, etc. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income tax expense (benefit). Our income tax expense was $9.5 million for the second quarter of fiscal 2010 compared with an income tax benefit of $3.6 million in the same period one year ago. Income tax expense was $14.9 million for the first six months of fiscal 2010 compared with an income tax benefit of $13.4 million in the same period one year ago. Our effective income tax rate was 34.1% and 34.0% for the three and six months ended June 30, 2010 compared to an income tax rate benefit of 55.9% and 42.4% in the same period one year ago. The change in our effective tax rate is attributable to tax benefits related to California sales tax and hiring credits under the Enterprise Zone (“EZ”) designation and an overall reduction to our state tax liability due to filing in lower tax rate jurisdictions.

Net (loss) income. Our net income for the three and six months ended June 30, 2010 was $18.5 million and $28.9 million, respectively, compared to net loss of $2.8 million and $18.2 million in the same period one year ago.

Liquidity and Capital Resources

We ended the second quarter of fiscal year 2010 with $17.8 million of cash and cash equivalents compared with $61.7 million at the end of fiscal 2009. Working capital, the excess of current assets over current liabilities, was $244.4 million at the end of the second quarter of fiscal 2010, up from $222.0 million at the end of fiscal 2009. We ended the second quarter of fiscal 2010 with over $108.8 million in financing available under our revolving credit facility.

Cash Flows

The following table summarizes our cash flows in the first six months of the current and prior fiscal years ($ in thousands):

	Six months ended June 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$(22,155)	$103,054
Investing activities	(16,738)	(22,115)
Financing activities	(5,000)	—

(Decrease) increase in cash and cash equivalents	$(43,893)	$80,939

Operating Activities

Cash used in operating activities was $22.2 million for the first six months of fiscal 2010 compared with cash provided by operating activities of $103.1 million in first six months of fiscal 2009. The changes were due primarily to a change in net income, operating assets and liabilities and the inventory write-down. The changes in operating assets and liabilities were due primarily to changes in trade accounts receivable, inventories, accounts payable and prepaid income taxes. The decrease in cash provided for prepaid income taxes resulted mainly from an income tax refund that was received during the first six months of fiscal 2009 which was partially offset by estimated tax payments due to higher estimated taxable income during the first six months of fiscal 2010. The decrease in cash provided for trade accounts receivable was primarily due to an increase in demand for our products compared to the first six months of fiscal 2009. The increase in cash provided for accounts payable was due primarily to an increase in raw material purchases at a higher average slab price to keep up with the increased demand and the timing of vendor payments compared to the first six months of fiscal 2009. The increase in cash used in inventories was due to higher inventory levels maintained due to increased sales, increase in the average cost and the write-down of inventory to the lower or cost or market.

Investing Activities

Cash used in investing activities was $16.7 million for the first six months of fiscal 2010 compared with $22.1 million in the first six months of fiscal 2009. The decrease in cash used by investing activities was primarily due to the reduction in capital expenditures, specifically the construction of the second reheat furnace. The primary purposes of our capital expenditures were to support our expansion plans and improve our operational efficiency.

Financing Activities

Cash used in financing activities was $5.0 million for the first six months of fiscal 2010 compared to no financing activities during the first six months of fiscal 2009. The changes in financing activities were due to repayments of our term loan.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and cash and cash equivalents. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans for fiscal 2010. In addition, our revolving credit facility is available for additional working capital needs. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility.

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

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporate Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this credit facility may be made at any time prior to the credit facility termination date. As of June 30, 2010, there were no outstanding borrowings under this facility. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes in whole or in part at any time after March 15, 2009. The redemption price is based on a percentage premium in excess of the face value of the notes which decreases over time. We periodically evaluate the cost of alternative forms of financing in the market versus the cost of redeeming and retiring the notes. Depending on the current market value of the notes, we further periodically evaluate whether to acquire notes in the market as a means to lower our financing costs. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain subsidiaries on a consolidated basis. We were in compliance with all covenants and restrictions at June 30, 2010.

We currently have $14.1 million in material commitments for capital expenditures expected to be completed during fiscal 2010. These represent signed purchase orders for various production facility upgrades including the construction of our second reheat furnace. Our total budget for capital improvements in 2010 is $36.7 million of which $6.7 million relates to the second reheat furnace project. We are committed, in the form of open purchase orders, to purchase $161.2 million in steel slabs, of which $22.1 million is from a related party.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to meet our liquidity requirements for fiscal 2010.

Contractual Obligations and Commitments

The following table represents a comprehensive list of our contractual obligations and commitments as of June 30, 2010 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$180,000	$10,000	$20,000	$150,000	$—
Operating Leases	737	394	294	49	—
Purchase Obligations (1)	178,957	178,957	—	—	—
Estimated Interest Payments on Debt (2)	35,573	10,051	19,014	6,508	—
Planned Expenditures on Environmental
Matters (3)	2,750	950	1,000	800	—
Other Long Term Liabilities	742	72	145	56	469

Total	$398,759	$200,424	$40,453	$157,413	$469

(1)	Amounts relate to contractual commitments to purchase $161.2 million of steel slabs, of which $22.1 million is from a related party, material commitments for capital expenditures of $14.1 million, and the remaining $3.7 million in assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150.0 million ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40.0 million five-year unsecured term loan maturing in April 2013.
(3)	Amounts reflect $950 thousand of self assessed environmental clean-up of our facility and $1.8 million of anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 5 to the Financial Statements.

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

Interest Rate Risk

Floating rate credit facility

At June 30, 2010, there were no borrowings on our $110.0 million floating rate credit facility. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. Changes in interest rates generally do not affect the fair value of our credit facility, but do affect earnings and cash flow. The credit facility bears interest at the Eurodollar rate or the prime rate, which was approximately 1.275% (one month rate) (including margin) and 3.25%, respectively, at June 30, 2010. We expect to borrow approximately $67.0 million from our credit facility during the remainder of fiscal 2010. We estimate that the average amount of debt outstanding under the facility for the remainder of fiscal 2010 will be approximately $27.6 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $276 thousand for the year. We do not manage the interest rate risk on our credit facility through the use of derivative instruments.

Fixed rate debt

At June 30, 2010, our short-term and long-term fixed rate debt comprised of our $150.0 million senior notes and $40.0 million term loan of which $30.0 million is outstanding at June 30, 2010. Changes in interest rates generally affect the fair value of our fixed rate debt instruments. We do not have an obligation to repay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our term loan approximates the current rate available for similar types of financing and as a result the carrying amount approximates the fair value. We do not manage the interest rate risk on our fixed rate debt through the use of derivative instruments.

We do not believe that the future market rate risk related to our floating rate credit facility and fixed rate debt will have a material impact on our financial position, results of operations or liquidity.

Other Market Risks

Utility consumption rates

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to higher projected production in fiscal 2010, our electricity costs are expected to be higher than fiscal 2009 levels. Our electricity costs accounted for 1.7% and 1.9% of our cost of goods sold for the three and six months ended June 30, 2010 compared to 3.7% and 2.7% in the same period one year ago.

At full capacity, we generally utilize a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. To stabilize price volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead through financial and/or physical hedging arrangements.

We currently have in place fixed price physical purchase agreements for approximately 4% of our natural gas commodity requirements for fiscal 2010. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. Our natural gas costs accounted for 1.5% and 1.9% of our cost of goods sold for the three and six months ended June 30, 2010 compared to 2.9% and 2.2% in the same period one year ago.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending June 30, 2010 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President, Finance and Administration (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Administration concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Additionally, the President and Chief Executive Officer and the Executive Vice President, Finance and Administration determined, as of June 30, 2010, that there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect our internal controls over financial reporting.

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

CALIFORNIA STEEL INDUSTRIES, INC.

July 23, 2010	By:	/S/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Restated Bylaws of the Registrant dated as of April 1, 2008. (7)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated April 1, 2008, by and among Rio Doce Limited, Vale (Companhia Vale do Rio Doce), JFE Steel Corporation. (8)

10.1	Senior Secured Revolving Credit Agreement dated as of September 29, 2005 by and among California Steel Industries, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. (5)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (6)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Administration pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on October 28, 2005.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as file with the Securities and Exchange Commission on April 25, 2008.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on July 28, 2008.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.