Form 10-Q
period 2010-09-30
CALIFORNIA STEEL INDUSTRIES INC
filed 2010-10-27
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 27, 2010, 4,000 shares of the Company’s common stock, no par value, were outstanding.

CALIFORNIA STEEL INDUSTRIES, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CALIFORNIA STEEL INDUSTRIES, INC.

Balance Sheets

($ in thousands except share and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,491	$61,671
Trade accounts receivable, excluding affiliated company, less allowance for doubtful accounts of $800 and $700 at September 30, 2010 and December 31, 2009, respectively	90,308	23,916
Trade accounts receivable, affiliated company	3,484	192
Inventories	242,145	185,068
Prepaid income taxes	12,002	16,160
Other receivables and prepaid expenses	3,183	2,201

Total current assets	360,613	289,208
Other assets	20,059	19,646
Property, plant and equipment, net	278,037	276,593

Total assets	$658,709	$585,447

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$75,906	$39,793
Accrued interest expense	641	3,010
Accrued utilities	2,977	1,433
Deferred income taxes	6,682	6,682
Other accrued expenses	10,127	6,290
Current portion of long-term debt	10,000	10,000

Total current liabilities	106,333	67,208

Other liabilities	2,452	2,506
Long-term debt	192,700	175,000
Deferred income taxes	40,062	40,062
Commitments and contingencies
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	277,162	260,671

Total stockholders’ equity	317,162	300,671

Total liabilities and stockholders’ equity	$658,709	$585,447

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Operations

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	(Unaudited)
	2010	2009	2010	2009
Net sales:
Net sales, excluding affiliated company	$295,418	$136,617	$793,291	$375,513
Affiliated company	18,457	10,366	54,993	22,732
Cost of sales:
Cost of sales, excluding lower of cost or market adjustment	296,352	132,753	774,081	367,940
Lower of cost or market adjustment	7,500	2,000	8,300	41,800

Gross profit (loss)	10,023	12,230	65,903	(11,495)
Selling, general and administrative expenses	4,534	4,285	14,200	12,819
Loss on disposition of property, plant and equipment	335	29	671	29

Income (loss) from operations	5,154	7,916	51,032	(24,343)
Other (expense) income:
Interest expense, net	(2,736)	(1,960)	(6,393)	(6,201)
Other income, net	566	2,110	2,100	7,095

Income (loss) before income tax expense (benefit)	2,984	8,066	46,739	(23,449)
Income tax (benefit) expense	936	716	15,805	(12,639)

Net income (loss)	$2,048	$7,350	$30,934	$(10,810)

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Statements of Cash Flows

($ in thousands)

	Nine months ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$30,934	$(10,810)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	23,054	24,812
Deferred income taxes	—	283
Loss (gain) on disposition of property, plant and equipment and equipment and intangible assets	671	(409)
Inventory write-down	8,300	41,800
Change in assets and liabilities:
Trade accounts receivable, excluding affiliated company, net	(66,392)	(3,269)
Trade accounts receivable, affiliated company	(3,292)	(2,060)
Inventories	(65,377)	42,508
Other receivables and prepaid expenses	(1,242)	1,538
Accounts payable, excluding affiliated company	36,113	(25,393)
Accounts payable, affiliated company	—	14,399
Prepaid income taxes	4,158	39,166
Accrued interest expense	(2,369)	(2,356)
Other accrued expenses and liabilities	5,327	222

Net cash (used in) provided by operating activities	(30,115)	120,431

Cash flows from investing activities:
Additions to property, plant and equipment	(24,943)	(33,524)
(Removal cost) proceeds for the disposal and sale of property, plant and equipment and intangible assets, net	(379)	1,519

Net cash used in investing activities	(25,322)	(32,005)

Cash flows from financing activities:
Repayments of long-term debt	(7,500)	(2,500)
Net advances under line-of-credit	25,200	—
Dividends paid	(14,443)	—

Net cash provided by (used in) financing activities	3,257	(2,500)

Net (decrease) increase in cash and cash equivalents	(52,180)	85,926
Cash and cash equivalents at beginning of period	61,671	10,880

Cash and cash equivalents at end of period	$9,491	$96,806

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$8,617	$8,640

Income taxes (net of amount refunded)	$11,422	$(51,900)

See accompanying notes to financial statements.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements

(Unaudited)

1. Basis of Presentation

Unless the context otherwise requires, the use of the terms “California Steel,” “we,” “us,” and “our” in these Notes to the Financial Statements refers to California Steel Industries, Inc.

In the opinion of management, the accompanying financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the United States. All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Financial Statements. Our interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for year ended December 31, 2009. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results expected for the full year ending December 31, 2010.

Reclassifications

To maintain consistency and comparability, certain prior-year amounts were reclassified to conform to the current-year presentation. We reclassified:

•	to trade accounts receivable, affiliated company, $192 thousand for the year ended 2009, which were previously reported in trade accounts receivable, excluding affiliated company on our balance sheet;

•

to net sales, affiliated company, $10.4 million and $22.7 million for the three and nine months ended September 30, 2009, respectively, which were previously reported in net sales, excluding affiliated company on our statements of operations;

•

to trade accounts receivable, affiliated company and accounts payable, affiliated company, $(2.1) million and $14.4 million, respectively, for the nine months ended September 30, 2009, which were previously reported in trade accounts receivable, excluding affiliated company, net and accounts payable, excluding affiliated company on our statements of cash flow.

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

In February 2010, FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). This amendment removed the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This amendment was effective upon issuance date of February 24, 2010. There was no impact upon adoption of ASU 2010-9 to our financial position or results of operations.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements—(Continued)

(Unaudited)

3. Inventories

Inventories are stated at the lower of cost (determined under the first-in, first-out method of accounting) or market value and consist of the following ($ in thousands):

	September 30, 2010	December 31, 2009
	(Unaudited)
Finished goods	$25,436	$11,294
Work in process	25,095	17,164
Raw materials	173,157	137,234
Supplies	18,457	19,376

	$242,145	$185,068

4. Credit Facility

In September 2010, we entered into a five year $110.0 million credit facility with Wells Fargo Bank, N.A., as administrative agent and lender. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. Borrowings under the credit facility were $25.2 million as of September 30, 2010. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. The facility requires us to maintain certain financial ratios and other financial covenants. We were in compliance with all the covenants at September 30, 2010. This credit facility replaced the existing $110.0 million credit facility with Mizuho Corporate Bank which matured on September 29, 2010.

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporation Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. This credit facility expired on September 29, 2010.

5. Commitments and Contingencies

At September 30, 2010, we are committed in the form of open purchase orders, to purchase approximately $90.0 million in steel slabs, of which $20.4 million is from a related party, material commitments for capital expenditures of $8.4 million and other assorted contractual commitments of $700 thousand.

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

We are addressing environmental concerns caused by the former occupant at our Fontana site. We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in other liabilities at September 30, 2010 and December 31, 2009. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

CALIFORNIA STEEL INDUSTRIES, INC.

Notes To Financial Statements—(Continued)

(Unaudited)

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

6. Fair Value of Financial Instruments

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. Our senior notes are reported at carrying value. The fair value of our senior notes is the asking price of our senior notes at the end of the fiscal quarter. The carrying value and fair value of our senior notes are $150.0 million and $148.5 million at September 30, 2010 and $150.0 million and $144.0 million at December 31, 2009, respectively. Management estimates that the carrying values of our other financial instruments approximate their value since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.

7. Revenue Recognition

We recognize revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery when title and risk of loss are transferred to the customer. Sales to the affiliated company are at current market rates and terms. In certain cases, at the customer’s request, we will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under Accounting Standard Codification (“ASC”) Topic 605 have been met. As of September 30, 2010, we had approximately 1,500 tons of bill and hold product. Based on our average sales price at that time, the sales revenue was approximately $1.2 million.

8. Income Taxes

Our effective tax rate was 31.4% for the third quarter and an effective tax rate of 33.8% for the nine months ended September 30, 2010 compared to effective tax rate of 8.9% and an effective tax rate benefit of 53.9% in the same periods one year ago. The change in our effective tax rate is attributable to tax benefits related to California sales tax and hiring credits under the Enterprise Zone (“EZ”) designation and an overall reduction to our state tax liability due to filing in lower tax rate jurisdictions.

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

Results of Operations

Financial Results

The following table represents unaudited selected financial data (amounts in thousands, excepted for billed tons):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Billed tons	365,608	244,417	1,055,615	578,133
Net sales	$313,875	$146,983	$848,284	$398,245
Net sales gain (loss) %	114%	-67%	113%	-68%
Gross profit (loss) as % of net sales	3.2%	8.3%	7.8%	-2.9%
SG&A	$4,534	$4,285	$14,200	$12,819
SG&A as % of net sales	1.4%	2.9%	1.7%	3.2%
Operating income (loss)	$5,154	$7,916	$51,032	$(24,343)
Operating income (loss) as % of net sales	1.6%	5.4%	6.0%	-6.1%
Net income (loss)	$2,048	$7,350	$30,934	$(10,810)

Net sales. Net sales in the third quarter of fiscal 2010 increased 114% to $313.9 million, compared with $147.0 million in the same period one year ago. The increase resulted primarily from an increase in sales volume and a higher average selling price. Sales volume increased 50% and the average selling price increased 41% compared to the same period one year ago. The higher sales volume increased net sales approximately $72.5 million and the higher average selling price increased net sales approximately $74.4 million. The remaining increase in net sales was primarily from higher value product mix and higher freight revenue in the third quarter of fiscal 2010 compared to the same period one year ago. The sales volume and the average selling price are expected to decrease during the fourth quarter of fiscal 2010 due to less demand for our products as our customers typically purchase less during this time frame.

Net sales for the first nine months of fiscal 2010 increased 113% to $848.3 million, compared with $398.2 million in the same period one year ago. The increase resulted primarily from an increase in sales volume and a higher average selling price. Sales volume increased 83% and the average selling price increased 15% compared to the same period one year ago. The higher sales volume increased net sales approximately $322.6 million and the higher average selling price increased net sales approximately $70.1 million. The remaining increase in net sales was primarily from higher value product mix and freight revenue during the first nine months of fiscal 2010 compared to the same period one year ago. The sales volume and the average selling price are expected to be higher for fiscal 2010 compared to fiscal 2009 due to improvement in the economy. This stimulated our customers to replenish their low inventories at higher prices.

Gross profit (loss). Our gross profit rate in the third quarter of fiscal 2010 decreased to 3.2% of net sales, compared with 8.3% of net sales in the same period one year ago. The decrease in our third quarter of fiscal 2010 gross profit rate is attributable to the rising cost of raw materials and a higher inventory write-down compared to the same period one year ago. Third quarter raw material prices are approximately 75% higher in fiscal 2010 compared to 2009. The write-down of inventory to the lower of cost or market of $7.5 million and $2.0 million for the three months ended September 30, 2010 and 2009 reduced the gross profit rate by 2.4% and 1.4%, respectively.

Our gross profit rate for the first nine months of fiscal 2010 increased to 7.8% of net sales, compared with a gross loss of 2.9% of net sales in the same period one year ago. The increase in our gross profit rate for the first nine months of fiscal 2010 is attributable to a higher average selling price and a lower inventory write-down which was partially offset by increased raw material cost. The average selling price increased approximately 15% and the raw material prices increased approximately 48% during the first nine months of fiscal 2010 compared to the same period one year ago. The write-down of inventory to the lower of cost or market of $8.3 million and $41.8 million for the nine months ended September 30, 2010 and 2009 reduced the gross profit rate by 1.0% and 10.5%, respectively.

Selling, general and administrative (SG&A) expenses. Our SG&A expense rate in the third quarter of fiscal 2010 decreased by 1.5% to 1.4% of net sales, compared with 2.9% of net sales in the same period one year ago. Our SG&A expense rate for the first nine months of fiscal 2010 decreased by 1.5% to 1.7% of net sales, compared with 3.2% of net sales in the same period one year ago. The decrease in our SG&A expense rate for the third quarter and first nine months of fiscal 2010 is largely attributable to an increase of our net sales since the majority of our SG&A expenses are fixed costs. Our SG&A expenses consist primarily of labor and various administrative expenses. Labor costs comprised of approximately 59% and 58% of our SG&A expenses for the third quarter of fiscal 2010 and 2009, respectively, and approximately 59% of our SG&A expenses for the first nine months of fiscal 2010 and 2009, respectively.

Net interest expense. Net interest expense in the third quarter of fiscal 2010 increased $776 thousand, or 39.6%, to $2.7 million compared with $2.0 million in the same period one year ago. Net interest expense for the first nine months of fiscal 2010 increased $192,000, or 3.1%, to $6.4 million compared with $6.2 million in the same period one year ago. The increase in net interest expense was attributable to an increase in the average outstanding debt, a decrease in capitalized interest of $604 thousand and $40 thousand and a decrease in investment income of $124 thousand and $229 thousand when compared to the three and nine months ended September 30, 2009.

Other income, net. Other income, net was $566 thousand for the third quarter of fiscal 2010, compared with $2.1 million in the same period one year ago. Other income, net for the first nine months of fiscal 2010 was $2.1 million compared to $7.1 million in the same period one year ago. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, gain on sale of environmental credits, refund from anti dumping subsidy, refund of prior periods property taxes, etc. The decrease in other income, net from the third quarter of fiscal 2009 was primarily attributable to the recording of a natural gas hedge benefit of $1.3 million in the third quarter of fiscal 2009 with no similar item in the third quarter of fiscal 2010. The decrease in other income, net from the first nine months of fiscal 2009 was attributable to the benefit of a natural gas settlement of $4.3 million and the recording of a natural gas hedge benefit of $1.3 million in the first nine months of fiscal 2009. There were no such items recorded during the first nine months of fiscal 2010. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from period to period.

Income tax expense (benefit). Our income tax expense was $936 thousand for the third quarter of fiscal 2010 compared with an income tax expense of $716 thousand in the same period one year ago. Income tax expense was $15.8 million for the first nine months of fiscal 2010 compared with an income tax benefit of $12.6 million in the same period one year ago. Our effective income tax rate was 31.4% for the third quarter of fiscal 2010 and in effective income tax rate of 33.8% for the nine months ended September 20, 2010 compared to an effective income tax rate of 8.9% and an effective income tax rate benefit of 53.9% in the same periods one year ago. The change in our effective tax rate is attributable to tax benefits related to California sales tax and hiring credits under the Enterprise Zone (“EZ”) designation and an overall reduction to our state tax liability due to filing in lower tax rate jurisdictions.

Net income (loss). Our net income for the three and nine months ended September 30, 2010 was $2.0 million and $30.9 million, respectively, compared to net income of $7.4 million and net loss of $10.8 million in the same periods in 2009.

Liquidity and Capital Resources

We ended the third quarter of fiscal year 2010 with $9.5 million of cash and cash equivalents compared with $61.7 million at the end of fiscal 2009. Working capital, the excess of current assets over current liabilities, was $254.3 million at the end of the third quarter of fiscal 2010, up from $222.0 million at the end of fiscal 2009. We ended the third quarter of fiscal 2010 with $84.8 million in financing available under our revolving credit facility.

Cash Flows

The following table summarizes our cash flows in the first nine months of the current and prior fiscal years ($ in thousands):

	Nine months ended September 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$(30,115)	$120,431
Investing activities	(25,322)	(32,005)
Financing activities	3,257	(2,500)

(Decrease) increase in cash and cash equivalents	$(52,180)	$85,926

Operating Activities

Cash used in operating activities was $30.1 million for the first nine months of fiscal 2010 compared with cash provided by operating activities of $120.4 million in first nine months of fiscal 2009. The changes were due primarily to a change in net income, operating assets and liabilities and the lower of cost or market adjustment. The changes in operating assets and liabilities were due primarily to changes in trade accounts receivable, inventories, accounts payable and prepaid income taxes. The decrease of $35.0 million in cash provided for prepaid income taxes resulted mainly from an income tax refund that was received during the first nine months of fiscal 2009 which was partially offset by estimated tax payments due to higher estimated taxable income during the first nine months of fiscal 2010. The increase of $64.4 million in cash used in trade accounts receivable was primarily due to an increase in demand for our products at a higher average selling price compared to the first nine months of fiscal 2009. The increase of $47.1 million in cash provided for accounts payable was due primarily to an increase in raw material purchases at a higher average slab price to keep up with the increased demand and the timing of vendor payments compared to the first nine months of fiscal 2009. The increase of $141.4 million in cash used in inventories was due to higher inventory levels maintained due to increased sales, increase in the average cost and the write-down of inventory to the lower or cost or market.

Investing Activities

Cash used in investing activities was $25.3 million for the first nine months of fiscal 2010 compared with $32.0 million in the first nine months of fiscal 2009. The decrease in cash used by investing activities was primarily due to the reduction in capital expenditures, specifically the construction of the second reheat furnace. The primary purposes of our capital expenditures were to support our expansion plans and improve our operational efficiency.

Financing Activities

Cash provided by financing activities was $3.3 million for the first nine months of fiscal 2010 compared to cash used in financing activities of $2.5 million during the first nine months of fiscal 2009. The financing activities during the first nine months of fiscal 2010 were repayments of our term loan of $7.5 million, net advances under our line-of-credit of $25.2 million and the payment of $14.4 million in dividends to our stockholders during the first nine months of fiscal 2010. We repaid $2.5 million of our term loan during the first nine months of fiscal 2009.

Sources of Liquidity

Our most significant sources of liquidity continue to be funds generated by operating activities and cash and cash equivalents. We believe funds generated from the expected results of operations and available cash and cash equivalents will be sufficient to finance anticipated expansion plans for fiscal 2010. However, in the event our liquidity is insufficient, we may be required to limit our future expansion plans. In addition, our revolving credit facility is available for additional working capital needs. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our revolving credit facility or obtain additional financing, if necessary on favorable terms.

In September 2010, we entered into a five year $110.0 million credit facility with Wells Fargo Bank, N.A., as administrative agent and lender. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. Borrowings under the credit facility were $25.2 million as of September 30, 2010. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. This credit facility replaced the existing $110.0 million credit facility with Mizuho Corporate Bank which matured on September 29, 2010.

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

In September 2005, we entered into a five year $110.0 million credit facility with a bank group led by Mizuho Corporation Bank, as administrative agent and a lender, The Bank of Tokyo-Mitsubishi, Ltd., Citibank (West), FSB and Wells Fargo Bank. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. This credit facility expired on September 29, 2010.

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. We may redeem the notes in whole or in part at any time after March 15, 2009. The redemption price is based on a percentage premium in excess of the face value of the notes which decreases over time. We periodically evaluate the cost of alternative forms of financing in the market versus the cost of redeeming and retiring the notes. Depending on the current market value of the notes, we further periodically evaluate whether to acquire notes in the market as a means to lower our financing costs. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain subsidiaries on a consolidated basis. We were in compliance with all covenants and restrictions at September 30, 2010.

We currently have $8.4 million in material commitments for capital expenditures expected to be completed during fiscal 2010. These represent signed purchase orders for various production facility upgrades. Our total budget for capital improvements in 2010 is $36.7 million of which $6.7 million relates to the second reheat furnace project. We are committed, in the form of open purchase orders, to purchase $90.0 million in steel slabs, of which $20.4 million is from a related party.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to meet our liquidity requirements for fiscal 2010.

Contractual Obligations and Commitments

The following table represents a comprehensive list of our contractual obligations and commitments as of September 30, 2010 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$202,700	$10,000	$17,500	$175,200	$—
Operating Leases	604	321	252	31	—
Purchase Obligations (1)	99,086	99,086	—	—	—
Estimated Interest Payments on Debt (2)	33,025	9,963	18,851	4,211	—
Planned Expenditures on Environmental
Matters (3)	2,480	680	1,000	800	—
Other Long Term Liabilities	724	72	145	90	417

Total	$338,619	$120,122	$37,748	$180,332	$417

(1)	Amounts relate to contractual commitments to purchase $90.0 million of steel slabs, of which $20.4 million is from a related party, material commitments for capital expenditures of $8.4 million, and the remaining $700 thousand in assorted other contractual commitments.

(2)	Amounts represent the annual accrued interest on our $150.0 million ten-year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40.0 million five-year unsecured term loan maturing in April 2013.

(3)	Amounts reflect $680 thousand of self assessed environmental clean-up of our facility and $1.8 million of anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Note 5 to the Financial Statements.

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

Interest Rate Risk

Floating rate credit facility

At September 30, 2010, borrowings on our $110.0 million floating rate credit facility were $25.2 million. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. Changes in interest rates generally do not affect the fair value of our credit facility, but do affect earnings and cash flow. The credit facility bears interest at the Eurodollar rate or the prime rate, which was approximately 1.5% (one month rate) (including margin) and 3.25%, respectively, at September 30, 2010. We expect to borrow approximately $37.5 million from our credit facility during the remainder of fiscal 2010. We estimate that the average amount of debt outstanding under the facility for the remainder of fiscal 2010 will be approximately $12.5 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $125 thousand for the year. We do not manage the interest rate risk on our credit facility through the use of derivative instruments.

Fixed rate debt

At September 30, 2010, our short-term and long-term fixed rate debt comprised of our $150.0 million senior notes and $40.0 million term loan of which $27.5 million is outstanding at September 30, 2010. Changes in interest rates generally affect the fair value of our fixed rate debt instruments. We do not have an obligation to repay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our term loan approximates the current rate available for similar types of financing and as a result the carrying amount approximates the fair value. We do not manage the interest rate risk on our fixed rate debt through the use of derivative instruments.

We do not believe that the future market rate risk related to our floating rate credit facility and fixed rate debt will have a material impact on our financial position, results of operations or liquidity.

Other Market Risks

Utility consumption rates

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to higher projected production in fiscal 2010, our electricity costs are expected to be higher than fiscal 2009 levels. Our electricity costs accounted for 1.8% and 1.9% of our cost of goods sold for the three and nine months ended September 30, 2010 compared to 3.9% and 3.1% in the same period one year ago.

At full capacity, we generally utilize a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. To stabilize price volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead through financial and/or physical hedging arrangements.

We currently have in place fixed price physical purchase agreements for approximately 4% of our natural gas commodity requirements for fiscal 2010. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. Our natural gas costs accounted for 1.3% and 1.7% of our cost of goods sold for the three and nine months ended September 30, 2010 compared to 2.7% and 2.4% in the same period one year ago.

ITEM 4.	CONTROLS AND PROCEDURES

For the period ending September 30, 2010 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President, Finance and Administration (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Administration concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Additionally, the President and Chief Executive Officer and the Executive Vice President, Finance and Administration determined, as of September 30, 2010, that there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could significantly affect our internal controls over financial reporting.

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

CALIFORNIA STEEL INDUSTRIES, INC.

October 27, 2010	By:	/S/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and, as amended by the Certificate of Ownership merging CSI Tubular Products, Inc. into the Registrant filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Restated Bylaws of the Registrant dated as of April 1, 2008. (6)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (4)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (4)

4.3	Shareholders’ Agreement, dated April 1, 2008, by and among Rio Doce Limited, Vale (Companhia Vale do Rio Doce), JFE Steel Corporation. (7)

10.1	Credit Agreement dated as of September 29, 2010, by and between California Steel Industries, Inc., and Wells Fargo Bank, National Association.

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (5)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Administration pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as file with the Securities and Exchange Commission on April 25, 2008.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on July 28, 2008.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.