Form 10-K
period 2010-12-31
CALIFORNIA STEEL INDUSTRIES INC
filed 2011-03-23
CIK 751799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 23, 2011, the registrant had 4,000 shares of its common stock issued and outstanding.

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

For The Fiscal Year Ended December 31, 2010

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

There are generally two types of steel producers: “integrated mills” and “mini-mills.” Steel manufacturing by an integrated producer includes iron making from raw materials, which have been mined, such as iron ore and coal, followed by steelmaking, slab making, reheating and further processing into coil or other shapes. A mini-mill is a steel producer that uses an electric arc furnace to melt steel from ferrous scrap metal.

Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. As a result, we do not have the fixed costs associated with the manufacturing of steel. Historically, raw material costs ranged from 70% to 80% of our cost of goods sold. This year, raw material costs have increased due to higher slab costs; hence, our raw material costs were approximately 83% of our cost of goods sold, excluding the lower of cost or market adjustment. We believe we are one of the largest purchasers of steel slab in the world. Our purchasing power provides us with the ability to negotiate favorable terms and conditions for steel slab from low cost and high quality producers throughout the world. Generally, prices of our flat rolled steel products have experienced a correlation to the prices of steel slab. Although we remain subject to the cyclicality inherent in the steel industry, we believe this correlation, combined with our slab-based business model, has historically protected our operating margins when compared to other flat rolled steel producers.

Recent Industry Conditions

In 2010 steel demand improved from the depressed levels in 2009. The market has reached a level of stability that represents about 70% of overall U.S. industry capacity utilization. Steel prices increased during the first half of 2010 followed by price declines in the second half of the year. In December 2010, steel prices returned to the same level as February 2010. Prices are expected to increase significantly during the first quarter of 2011 due to increasing raw material costs and increasing demand. The increasing price is causing steel producers and consumers to manage inventories at lower levels. The on-going high level of unemployment and lack of consumer confidence have moderated the pace of the overall recovery from the 2008/2009 recession.

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

We continued to make selective investments designed to keep our facilities competitive or reduce operating costs. Total capital spending in 2010 was $30.4 million on various upgrades to our production facilities as well as safety and environmental improvements. Of this amount, capital spending related to the construction of the second reheat furnace was $4.3 million which was placed in service during the second quarter of fiscal 2010 and is expected to be fully operational during the second quarter of fiscal 2011. The second reheat furnace with state-of-the-art environmental technology will increase our annual production capacity by up to one million tons. This new reheat furnace will serve as a backup to our existing furnace and furthermore, we will be prepared for the next up turn in the market. The total cost of the project was approximately $71.0 million.

Production efficiencies continue to be gained through improved operating and maintenance practices, targeted capital investments and enhanced production planning and quality control procedures. We believe the success of our modernization program contributes to our being a low cost producer of flat rolled steel products. We continually monitor our cost and cut cost where appropriate.

Hot Strip Rolling and Finishing Mills

We produce hot rolled coil from slab in our hot strip mill. Two walking beam furnaces reheat slab, direct it to a multi-stand rolling mill to reduce thickness and roll it into coil. Equipped with an automatic gauge control system and technologically advanced computer controls, the hot strip mill currently possesses a throughput capacity of approximately 3.0 million tons annually and can produce hot rolled coil in gauges from 0.053” to 0.625”.

The hot strip mill facility is primarily composed of the following:

•	A walking beam furnace with a capacity of approximately 8,000 tons of slab per day; and

•	An 86” mill which consists of five roughing stands, a scale breaker, six finishing stands and two down coilers.

In addition, the hot strip finishing lines are composed of the following:

•	An 80” coil slitter line that can trim product up to 0.375” in thickness and can be easily adjusted to meet a variety of customer-specified widths; and

•	3 skin pass lines used for surface and other coil improvements.

Continuous Pickle Line

We can further process hot rolled coil on the 62-inch continuous pickle line for direct sales to our customers or for our own cold rolling and galvanizing production. The continuous pickle line is a conventional horizontal design with a coil entry section, welder, acid tanks, water rinse, dryer, looper, side trimmer, coiler, oiling equipment and scale. The line can currently process up to approximately 1.45 million tons per year.

Five Stand Cold Reduction Mill

Pickled and oiled material may be further processed through the five stand cold reduction mill, which reduces the pickled steel strip from a gauge range of 0.075” to 0.225” to a range of 0.0098” to 0.1384” in thickness, with a maximum width of 60”. In the cold reduction process, pickled and oiled coils pass through five stands, arranged in tandem, with a predetermined amount of reduction taken on each stand until the final thickness is achieved upon exiting the fifth stand. Reductions are taken in one pass. The capacity of the five stand cold reduction mill is 1.5 million tons per year. Most material is further processed through the cold sheet mill or galvanized mills.

Cold Sheet Mill

Cold rolled sheet is hot rolled steel that has been further processed through the continuous pickle line and five stand cold reduction mill and is then processed through an annealing furnace and temper mill, improving uniformity, ductility and formability. Cold rolling can also impart various surface finishes and textures. Cold rolled steel is used in applications that demand higher surface quality or finish.

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

Principal Products

Our principal product lines are hot rolled coil and sheet, cold rolled coil and sheet, galvanized coil and sheet and electric resistance welded (ERW) pipe. The following table sets forth our billed tons by product category as a percentage of total shipments for the periods indicated:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Hot rolled coil and sheet	34.5%	34.3%	36.0%	38.1%	40.3%
Cold rolled coil and sheet	15.8%	13.5%	10.1%	9.8%	8.7%
Galvanized coil and sheet	36.3%	44.7%	34.3%	38.1%	39.0%
ERW pipe	13.4%	7.5%	19.6%	14.0%	12.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Total tons billed, excluding scrap (in thousands)	1,335	800	1,443	1,728	1,930

Historically, hot rolled coil and sheet is one of our largest product categories as measured by tons billed per year. Our customers use hot rolled steel for a variety of manufacturing applications, including the production of spiral weld pipe, automobile wheels and rims, strapping, tubing and a variety of construction related products. In 2010, we directed approximately 33.6% of our hot rolled production to outside sales, and we further processed approximately 66.4% internally for our own higher-margin, value added product needs.

Cold rolled coil and sheet are used in exposed steel applications where high surface quality is important. Typically, cold rolled material is coated or painted. Applications for our cold rolled products include electronic cabinetry, tubing and a variety of construction related products. In 2010, we directed approximately 31.5% of our cold rolled reduction production to outside sales, and we further processed approximately 68.5% internally for our own higher-margin, value added product needs.

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

We are the only producer of flat rolled steel products located in the western United States who can supply hot rolled, cold rolled and galvanized coil and sheet. We also produce ERW pipe in diameters ranging from 4.5” to 16.0”. We are well equipped to provide “one-stop shopping” for our customers to maximize sales opportunities and increase the convenience and value of the service we provide to customers. We will continue to invest in the quality of our products across all product lines, allowing us to market ourselves as a full-service provider of flat rolled steel in the region.

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

As part of our strategy to provide superior customer service, upon request of our current and prospective customers, we offer ancillary services such as metallurgical engineering services to assist customers with specific product needs. Substantial portions of our customers are small to medium-sized businesses. As a result, many do not have the resources to employ a sophisticated metallurgical engineering staff. Our metallurgical engineers work with our customers on a daily basis, often on site, providing advisory services focused on overall production efficiency. We have improved communication and information flow to our customers through exchange of electronic information. Access to order status and material information on our customer service web site has improved efficiency and timeliness, further reducing the risk of order placement compared to our competitors. These services are provided at no charge and no revenues are generated for such services.

Semi-Finished Steel Slab and Suppliers

Steel slab is a semi-finished steel raw material in rectangular form and is generally the first form taken by molten steel after it solidifies. The principal users of steel slab are steel producers or processors that roll slab into finished products like plate or coil.

Historically, raw material costs ranged from 70% to 80% of our cost of goods sold. This year, raw materials costs have been extremely volatile. Slab prices increased during the first half of 2010 and gradually decreased during the second half of the year. This volatility in the market was due to raw material costs in slab production and overall global demand. Our raw material costs were approximately 83% of our cost of goods sold, excluding the lower of cost or market adjustment. We believe we are one of the largest importers and one of the largest purchasers of slab in the world. We purchase slab from domestic and foreign suppliers to obtain high quality steel at competitive cost through reliable sources. Our main foreign vendors are located in Brazil, Mexico, Australia, Japan and Russia.

We believe that our integrated slab procurement system allows us to manage our slab inventory to meet our customers’ order specifications. We typically make our slab purchases on a quarterly basis. As of December 31, 2010 we were committed, in the form of open purchase orders, to purchase approximately $141.3 million in steel slabs, $77.5 million of which is from a related party. We negotiate slab procurement for longer periods when our purchasing power combined with market conditions provide us with the opportunity to negotiate on terms which we believe are favorable to us. Steel slab consumption costs include the FOB value of steel slab, quality extras, ocean transportation, rail freight, duties, unloading, insurance and handling costs. Due to increased demand for slabs in international markets, average slab consumption cost in 2010 was approximately 42% higher than 2009’s average slab consumption cost.

We are not reliant on any single slab vendor. In 2010, we purchased our slab from Arcelor Mittal Tubarão (formerly Companhia Siderurgica de Tubarão of Brazil (“CST-Arcelor Mittal”)); Arcelor Mittal Steel Lazaro Cardenas of Mexico; Bluescope Steel of Australia; Gerdau-Acominas of Brazil, and US Steel of the United States.

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

In 2010, exports represented approximately 1% of our total 2010 tons billed.

Backlog

As of December 2010, we had what we believed to be firm commitments to sell approximately 216 thousand tons. Based on our average sales price at that time, the sales value was approximately $165.8 million. As of December 2009, we had what we believed to be firm commitments to sell approximately 134 thousand tons. Based on our average sales price at that time, the sales value was approximately $88.6 million.

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

In hot rolled products, our principal domestic competition comes from a number of producers located in the Midwestern and Eastern United States; however, this is cyclical in nature, based on economic conditions in the mid-western and eastern markets. Some hot rolled products are produced by Evraz Oregon Steel Mills, located in Portland, Oregon, which typically targets customers located in the northwestern United States. USS-POSCO Industries (UPI), located in Pittsburg, California is our principal competitor in galvanized and cold rolled products. We also compete in the galvanized market with Steelscape, Inc., which operates facilities located in Kalama, Washington and Rancho Cucamonga, California. Additionally, we face increasing competition from producers of materials such as aluminum, composites, plastics, and concrete that compete with steel in many markets.

Foreign Competition

Historically, foreign steel producers have competed in the western United States in all of our product categories. Although imported steel has longer lead times to reach the western United States markets, economic and currency dislocations in foreign markets may encourage importers to target the United States with excess capacity at aggressive prices. Some foreign producers benefit from low labor costs, weak local currencies and government subsidies. Imported steel has a negative impact when volume levels surge or when product is sold substantially lower than the market price.

Environmental Matters

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to various federal, state and local environmental laws and regulations concerning, among other things, air emissions, waste water discharges and hazardous materials handling and waste disposal. We own property and conduct or have conducted operations at properties that are contaminated with hazardous materials and will require investigation and remediation according to federal, state or local environmental laws and regulations. Expenditures on environmental matters, including expenditures on pollution control equipment and remediation activities, totaled approximately $1.2 million in 2010, $1.0 million in 2009 and $1.3 million in 2008. We plan to spend approximately $1.5 million in 2011.

In 1996, we entered into an Expedited Remedial Action Voluntary Enforceable Agreement with the California Environmental Protection Agency, Department of Toxic Substances Control (“DTSC”). This agreement superseded a Voluntary and Enforceable Agreement and Imminent and/or Substantial Endangerment Order issued by the Department in 1992 and amended in 1994. According to the agreement, we engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation was estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other liabilities in our 2010 and 2009 financial statements. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions with the DTSC have not indicated the need for any significant changes to the remediation plan or to our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

Employee Relations

At December 31, 2010, we had 872 full-time employees. We believe we have one of the largest non-union workforces located at any one steel facility in the United States. We provide competitive wages and benefits, both when compared to our industry and to other business near our location. We offer training and growth opportunities to our employees. The safety of employees is a priority to everyone who works here; we believe we have one of the best safety records in our industry. Our officers routinely discuss our business plan with all employees, part of a comprehensive communications and employee relations strategy. With these elements in place, we believe we have a very good relationship with our employees, which supports our goal to remain union-free.

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

Our operations are capital intensive. For the five-year period ended December 31, 2010, our total capital expenditures were approximately $205.0 million. Our business also requires substantial expenditures for routine maintenance. Although we expect requirements for our business needs, including the funding of capital expenditures, debt service for financing and any contingencies to be financed by internally generated funds or from borrowing under our $110.0 million credit facility, we cannot assure that this will be the case.

Increased regulation associated with climate change and greenhouse gas emissions could impose significant additional costs on steelmaking operations.

The United States government or various governmental agencies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of greenhouse gas emissions, including the introduction of carbon emissions trading mechanisms. Any such regulation regarding climate change and greenhouse gas, or GHG emissions could impose significant costs on our steelmaking operations and on the operations of our customers and suppliers, including increased energy, capital equipment, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning and limitations imposed on our operations by virtue of climate change and GHG emissions laws and regulations. The potential costs of “allowance,” “offsets” or “credits” that may be part of potential cap-and-trade programs or similar future regulatory measures are still uncertain. Any adopted future climate change and GHG regulations could negatively impact our ability (and that of our customers and suppliers) to compete with companies situated in areas not subject to such limitations. From a medium and long-term perspective, we are likely to see an increase in costs relating to our assets that emit significant amounts of greenhouse gases as a result of these regulatory initiatives. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete.

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

Not applicable.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Statement of Income Data:
Net sales	$1,076,168	$551,808	$1,510,613	$1,282,967	$1,358,762
Cost of sales	1,013,891	561,120	1,455,739	1,260,373	1,151,740
Gross profit (loss)	62,277	(9,312)	54,874	22,594	207,022
Selling, general and administrative expenses	19,735	17,481	22,779	20,601	20,901
Loss on disposition of property, plant and equipment	1,093	485	3,256	1,005	1,293
Income (loss) from operations	41,449	(27,278)	28,839	988	184,828
Interest expense, net	9,024	8,159	8,823	10,528	5,156
Income (loss) before income tax expense
(benefit)	35,332	(26,945)	19,607	(4,270)	179,521
Net income (loss)	$25,394	$(13,101)	$13,275	$(906)	$108,985
Other Data:
Operating margin	3.9%	-4.9%	1.9%	0.1%	13.6%
Cash flows provided by operating activities	$21,609	$102,458	$62,594	$45,278	$17,669
Cash flows used in investing activities	(31,118)	(46,667)	(51,919)	(42,526)	(37,284)
Cash flows (used in) provided by financing activities	(24,443)	(5,000)	(13,425)	5,317	(79,118)
Capital expenditures	30,375	48,231	48,974	41,062	36,345
Common share cash dividend declared and paid (1)	14,443	—	26,925	21,183	74,011
Total tons billed, excluding scrap (in thousands)	1,335	800	1,443	1,728	1,930
Number of employees at end of period	872	870	911	933	931
Man hours per ton produced	1.18	2.02	1.35	1.15	1.09
EBITDA, as adjusted (2)
Net income (loss)	$25,394	$(13,101)	$13,275	$(906)	$108,985
Income tax expense (benefit)	9,938	(13,844)	6,332	(3,364)	70,536
Interest expense, net	9,024	8,159	8,823	10,528	5,156
Depreciation	31,003	32,458	32,660	31,270	29,143
EBITDA	75,359	13,672	61,090	37,528	213,820
Inventory write down for LCM adjustment	12,850	44,500	135,000	957	—
EBITDA, as adjusted	$88,209	$58,172	$196,090	$38,485	$213,820
EBITDA, as adjusted, margin (3)	8.2%	10.5%	13.0%	3.0%	15.7%

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,719	$61,671	$10,880	$13,630	$5,561
Property, plant and equipment, net	276,511	276,593	261,027	247,064	245,441
Total assets	600,866	585,447	640,829	623,418	660,594
Total long-term debt including current portion and notes payable to banks	175,000	185,000	190,000	176,500	150,000
Redeemable preferred stock	—	—	—	—	—
Total stockholders’ equity	311,622	300,671	313,772	327,422	349,846

(1)	Common share cash dividends are distributed to the holders of the shares of our common stock at the time the dividends are declared. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(2)	EBITDA is defined as net income, plus income taxes, net interest expense and depreciation and amortization. In our presentation of EBITDA, as adjusted, we also included the write down of inventory to market value as our inventory values are carried at the lower of cost or market (LCM) of $12.9 million, $44.5 million, $135.0 million and $957 thousand in 2010, 2009, 2008 and 2007, respectively. EBITDA, as adjusted, is not intended to represent cash flows from operations, cash flows from investing or cash flows from financing activities as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow or a measure of liquidity or as an alternative to net earnings (loss) as indicative of operating performance. EBITDA, as adjusted, is included because we believe that investors find it a useful tool for measuring our ability to service our debt.

EBITDA, as adjusted, is reconciled to cash flows provided by operating activities, the most comparable measure under generally accepted accounting principles as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Net cash provided by (used in):
Operating activities	$21,609	$102,458	$62,594	$45,278	$17,669
Interest expense, net	9,024	8,159	8,823	10,528	5,156
Provision for income taxes	9,938	(13,844)	6,332	(3,364)	70,536
Changes in other operating assets and liabilities	48,232	(44,789)	122,905	(5,485)	117,943
Deferred income taxes	842	6,588	(955)	(7,113)	4,162
Write-down of inventory	(12,850)	(44,500)	(135,000)	(957)	—
Other, net	(1,436)	(400)	(3,609)	(1,359)	(1,646)

EBITDA	$75,359	$13,672	$61,090	$37,528	$213,820
Write-down of inventory	12,850	44,500	135,000	957	—

EBITDA, as adjusted	$88,209	$58,172	$196,090	$38,485	$213,820

(3)	EBITDA, as adjusted, margin represents EBITDA, as adjusted, per (2) above divided by net sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe transparency and clarity are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our shareholders and investors with informative financial disclosures and presenting an accurate view of our financial position and operating results.

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

Overview

California Steel is the leading producer of flat rolled steel in the western United States based on tonnage billed. We produce the widest range of flat rolled steel products in the region, including hot rolled, cold rolled and galvanized coil and sheet. We also produce electric resistance welded (referred to herein as ERW) pipe. We service a broad range of customers with applications that include pipe and tubing, heating, ventilating and air conditioning, strapping, drums, steel wheels and a variety of construction related products with a current annual shipment capability of approximately 1.3 million tons. Unlike integrated steel mills and mini-mills, we do not manufacture steel. Rather, we process steel slab manufactured by third parties. Our principal market consists of the 11 states located west of the Rocky Mountains. We believe our slab-based business model, breadth of products, non-union work environment, southern California location and long-standing customer relationships provide us with significant advantages over our competition.

Results of Operations

Financial Results

The following table represents selected financial data for each of the past three fiscal years ($ in thousands):

	Year Ended December 31,
	2010	2009	2008
Net sales	$1,076,168	$551,808	$1,510,613
Net sales gain (loss) %	95%	-63%	18%
Gross profit (loss) as % of net sales	5.8%	-1.7%	3.6%
SG&A	$19,735	$17,481	$22,779
SG&A as % of net sales	1.8%	3.2%	1.5%
Operating income (loss)	$41,449	$(27,278)	$28,839
Operating income (loss) as % of net sales	3.9%	-4.9%	1.9%
Net income (loss)	$25,394	$(13,101)	$13,275

The following table represents sales volume by product line (excluding scrap) for each of the past three fiscal years:

	Tons Billed Year Ended December 31,
	2010	2009	2008
Hot rolled	461,364	274,619	519,155
Cold rolled	210,696	108,048	145,958
Galvanized	484,894	357,817	495,323
ERW pipe	178,302	59,891	282,401

Total (excluding scrap)	1,335,256	800,375	1,442,837

Fiscal 2010 Results Compared With Fiscal 2009

Net sales. Net sales in fiscal year 2010 increased 95% to $1.1 billion compared to $551.8 million in fiscal 2009. The increase resulted from an increase in sales volume and a higher average selling price. Sales volume increased 67% and the average selling price increased 15% compared to fiscal 2009 due to increase demand for our products and higher raw material cost. The higher sales volume increased net sales approximately $362.8 million and the higher average selling price increased net sales approximately $73.5 million. The remaining increase in net sales was primarily from higher value product mix and higher freight revenue compared to fiscal 2009. We are expecting the sales volume and the average selling price to be higher for fiscal 2011 due to increased demand, higher raw material costs and the improvement in the economy.

Gross (loss) profit. Our gross profit rate in fiscal 2010 increased to 5.8% of net sales, compared with a gross loss of 1.7% of net sales in fiscal 2009. The increase in our gross profit rate for fiscal 2010 is attributable to higher average selling price and a lower inventory write-down which was partially offset by increased raw material cost. The average selling price increased approximately 15% and the raw material prices increased approximately 42% during fiscal 2010. The write-down of inventory to the lower of cost or market of $12.9 million and $44.5 million for fiscal 2010 and 2009 reduced the gross profit rate by 1.2% and 8.1%, respectively.

Selling, general and administrative (SG&A) expenses. Our SG&A expense rate in fiscal 2010 decreased 1.4% to 1.8% of net sales, compared with 3.2% of net sales in fiscal 2009. The decrease in our SG&A expense rate for fiscal 2010 is largely attributable to an increase of our net sales since the majority of our SG&A expenses are fixed costs. The increase in our SG&A expense in fiscal 2010 is largely attributable to an increase in salaries and benefits due to increase wages and profit sharing and an increase in general administrative cost compared to fiscal 2009. Our SG&A expenses consist primarily of labor and various administrative expenses. Labor costs comprised of approximately 57% and 58% of our SG&A expenses for fiscal 2010 and 2009, respectively.

Net interest expense. Net interest expense in fiscal 2010 increased $865 thousand, or 10.6%, to $9.0 million compared with $8.2 million in fiscal 2009. The increase in net interest expense is largely attributable to a decrease in capitalized interest of $641 thousand and a decrease in investment income of $296 thousand when compared to fiscal 2009. The decrease in capitalized interest was largely attributable to the second reheat furnace being placed in service during the second quarter of fiscal 2010. The decrease in investment income was due to a lower cash balance maintained during fiscal 2010.

Other income (expense), net. Other income, net in fiscal 2010 was $2.9 million compared to $8.5 million in fiscal 2009. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, gain on sale of environmental credits, refund from anti dumping subsidy, refund of prior years property taxes, etc. The decrease in other income, net is attributable to $3.9 million natural gas settlement received in fiscal 2009 compared to $1.3 million received in fiscal 2010 and the recording of a natural gas hedge benefit of $2.2 million in fiscal 2009. There was no natural gas hedge benefit recorded in fiscal 2010. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

Income tax expense (benefit). Our income tax expense was $9.9 million in fiscal 2010 compared to an income tax benefit of $13.8 million in fiscal 2009. Our effective tax rate was 28.1% in fiscal 2010 compared to an effective income tax rate benefit of 51.4% in fiscal 2009. The change in our effective tax rate was attributable to the tax benefits related to California sales tax credits and hiring credits under the Enterprise Zone (“EZ”) designation and an overall reduction to our state tax liability due to filing in lower tax rate jurisdictions.

Net income (loss). Net income was $25.4 million for fiscal 2010 compared to net loss of $13.1 million for 2009.

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

Gross (loss) profit. Our gross profit rate in fiscal 2009 decreased 5.3% of net sales to a negative 1.7% of net sales. The decrease was due to lower sales volume and lower average selling price. This decrease was partially offset by a decrease in the average slab costs of 44% compared to fiscal 2008. The write-down of inventory to the lower of cost or market of $44.5 million represents approximately 8.1% of net sales.

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

Other income (expense), net. Other income, net was $8.5 million for fiscal 2009, compared with an expense of $409 thousand in fiscal 2008. Other income is comprised of miscellaneous income items such as rental income, proceeds from legal settlements, gain on sale of environmental credits, refund from anti dumping subsidy, refund of prior years property taxes, etc. The increase in other income, net is largely attributable to $3.9 million natural gas settlement received in fiscal 2009 compared to $2.0 million received in fiscal 2008 and the recording of a natural gas hedge benefit of $2.2 million in fiscal 2009 compared to an expense of $2.3 million in fiscal 2008. As many of these items occur infrequently or result in a one-time recognition of income, this category is subject to significant fluctuation from year to year.

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

Liquidity and Capital Resources

We ended fiscal 2010 with $27.7 million of cash and cash equivalents compared with $61.7 million at the end of fiscal 2009. Working capital, the excess of current assets over current liabilities, was $233.6 million at the end of fiscal 2010, up from $222.0 million at the end of fiscal 2009. We ended fiscal 2010 with $110.0 million in financing available under our revolving credit facility.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two fiscal years ($ in thousands):

	2010	2009
Total cash provided by (used in):
Operating activities	$21,609	$102,458
Investing activities	(31,118)	(46,667)
Financing activities	(24,443)	(5,000)

Increase (decrease) in cash and cash equivalents	$(33,952)	$50,791

Operating Activities

Cash provided by operating activities was $21.6 million in fiscal 2010 compared with $102.5 million in fiscal 2009. The changes were due primarily due to changes in net income, operating assets and liabilities and lower of cost or market adjustment between fiscal years. The changes in operating assets and liabilities were due primarily to changes in trade accounts receivable, inventories, prepaid income taxes, accounts payable and other accrued expenses and liabilities. The increase in trade accounts receivable was primarily due to an increase in demand for our products at a higher average selling price which was a cash outflow of $41.9 million. The increase in inventories was due to an increase in the average cost which was partially offset by lower inventory levels and the write-down of inventory to the lower of cost or market which resulted in a cash outflow of $2.2 million. The increase in prepaid income taxes was attributable to estimated taxes payments due to higher taxable income which was partially offset by income tax refunds received during fiscal 2010 which resulted in a cash outflow of $1.5 million. The increase in accounts payable was primarily due to an increase in raw material purchases at a higher average price to keep up with increased demand and the timing of vendor payments which resulted in a cash inflow of $9.8 million. The increase of other accrued expenses and liabilities was due primarily to an increase in accrued salaries and benefits and the recording of uncertain tax positions which resulted in a $2.4 million cash inflow.

Investing Activities

Cash used in investing activities was $31.1 million in fiscal 2010 compared with $46.7 million in fiscal 2009. The decrease in cash used by investing activities was primarily attributable to the reduction in capital expenditures, specifically the construction of the second reheat furnace. The primary purpose of our capital expenditures were to support our expansion plans and improve our operational efficiency.

Financing Activities

Cash used in financing activities was $24.4 million in fiscal 2010 compared with $5.0 million in fiscal 2009. The financing activities during fiscal 2010 were repayments of our term loan of $10.0 million and the payment of $14.4 million in dividends to our stockholders. We repaid $5.0 million of our term loan in fiscal 2009.

Sources of Liquidity

Our business is capital intensive and requires substantial expenditure for the purchase and maintenance of our operations. Our short-term and long-term needs arise primarily from capital expenditure, working capital requirements and principal and interest payments to our outstanding indebtedness. We will meet these requirements by operating activities and borrowings for the next fiscal year. However, our ability to meet our debt service obligations and reduce our total debt will depend on future performance which, in turn, will depend on general economic, financial and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. Although, we believe our operating results, cash flows and access to capital market resources will be sufficient for repayment of our indebtedness in the future, we cannot assure that this will be the case.

In September 2010, we entered into a five year $110.0 million credit facility with Wells Fargo Bank, N.A., as administrative agent and lender. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. There were no borrowings under the credit facility as of December 31, 2010. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for working capital, capital expenditures, payment of dividends, letters of credit and other lawful corporate purposes, including the refinancing of existing debt. This credit facility replaced the existing $110.0 million credit facility with Mizuho Corporate Bank which matured on September 29, 2010.

On March 28, 2008, we entered into a Term Loan Agreement with The Bank of Tokyo-Mitsubishi, Ltd. for a $40.0 million unsecured five-year term loan maturing April 2013 to finance construction of our second reheat furnace and other working capital needs. The Term Loan Agreement provided for a single loan disbursement of the entire principal amount on April 1, 2008. Interest on the principal balance of the loan shall accrue at a rate of 3.38% for the first two years of the loan and a rate of 3.58% for the remaining three years of the loan and is payable quarterly commencing July 2008. Quarterly principal payments commenced in July 2009 and all the payments due were made as of December 31, 2010.

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

On March 22, 2004, we issued an aggregate of $150.0 million of ten-year, 6.125% senior unsecured notes due in March 2014. With the proceeds of this issuance and cash on hand, we retired our 8.50% senior notes due in 2009. Interest on our 6.125% senior notes is payable on March 15 and September 15 of each year. The notes are senior in right of payment to all of our subordinated indebtedness and equal in right of payment to all of our existing and future indebtedness that is not by its terms subordinated to the notes. The indenture governing the notes contains covenants that limit our ability to incur additional indebtedness, pay dividends, redeem or repurchase capital stock and make investments, create liens, sell assets, sell capital stock of certain subsidiaries, engage in transactions with affiliates and consolidate, merge or transfer all or substantially all of our assets and the assets of certain subsidiaries on a consolidated basis. We were in compliance with all covenants and restrictions at December 31, 2010 and 2009.

The indenture governing our 6.125% senior notes allows us to redeem the notes in whole or in part at any time after March 15, 2009. On March 9, 2011, we gave notice of redemption to the holders of our senior notes pursuant to the terms of the indenture. The redemption price for the senior notes will be 101.021% of the face value of $150.0 million. The notice to redeem the notes is irrevocable and we expect to complete the redemption on April 8, 2011. On March 3, 2011, we entered into a five year $130.0 million unsecured term loan with Mizuho Corporate Bank to finance in part the redemption of the senior notes. The remaining balance of the redemption price will be financed from our credit facility with Wells Fargo Bank.

We currently have $6.9 million in material commitments for capital expenditures expected to be completed during fiscal 2011. These represent signed purchase orders for various production facility upgrades. Our total budget for capital improvements in 2011 is $32.3 million. We are committed, in the form of open purchase orders, to purchase $141.3 million in steel slabs, of which $77.5 million is from a related party.

We anticipate that our primary liquidity requirements will be for working capital, capital expenditures, debt service and the payment of dividends. We believe that cash generated from operations and available borrowings under our bank facility will be sufficient to meet our liquidity requirements for fiscal 2011.

Contractual Obligations and Commitments

The following table presents information regarding our contractual obligations and commitments as of December 31, 2010 ($ in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$175,000	$10,000	$15,000	$150,000	$—
Operating Leases	1,438	864	560	14	—
Purchase Obligations (1)	150,232	150,232	—	—	—
Estimated Interest Payments on Debt (2)	30,492	9,864	18,714	1,914	—
Planned Expenditures on Environmental Matters (3)	2,030	230	1,000	800	—
Other Long Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	826	72	145	53	556

Total	$360,018	$171,262	$35,419	$152,781	$556

(1)	Amounts relate to contractual commitments to purchase $141.3 million ($77.5 million from a related party) of steel slabs, material commitments for capital expenditures of $6.9 million and the remaining $2.0 million in assorted other contractual commitments.
(2)	Amounts represent the annual accrued interest on our $150.0 million ten year, 6.125% senior unsecured notes, which are due and payable in March 2014 and the interest on our $40.0 million five-year unsecured term loan maturing in April 2013.
(3)	Amounts reflect $230 thousand of self assessed environmental clean-up of our facility and $1.8 million of anticipated expenditures on environmental matters pursuant to a proposed remediation plan submitted to the California Department of Toxic Substances Control. See discussion in Item 1, Environmental Matters.

When market conditions warrant, we enter into contracts to purchase certain commodities used in the manufacturing of our products, such as electricity and natural gas. Some of these forward contracts do not require derivative accounting as we take possession of the commodities in the normal course of business whereas other forward contracts are accounted for as derivatives in accordance with the accounting literature related to derivatives and hedges by us. We currently have no contracts.

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

Inventory Reserve: Inventory is stated at the lower of cost or market. We routinely evaluate the carrying value of inventories and make adjustments to reduce the cost of inventory to its net realizable value, if required, for market adjustments, estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include change in demand, cost trends, product pricing and quality issues. Our inventory was written down to market value by $12.9 million $44.5 million and $135.0 million in 2010, 2009 and 2008, respectively.

Environmental Reserve: We have engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon that plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate for future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which was accrued in 2002 and is included in other liabilities in the 2010 and 2009 financial statements. The California Department of Toxic Substances Control (“DTSC”) has not yet completed its review and approval of our plan; however, preliminary discussions with DTSC have not indicated the need for any significant changes to the remediation plan or to our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances at the site.

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

Revenue Recognition: We recognize revenue when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery when title and risk of loss are transferred to the customer. Sales to the affiliated company are at current market rates and terms. In certain cases, at the customer’s request, we will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under ASC Topic 605 have been met. As of December 31, 2010 and 2009, we had approximately 4,200 tons and 400 tons, respectively, of bill and hold product. Based on our average sales price at December 31, 2010 and 2009, the sales revenue was approximately $3.2 million and $250 thousand, respectively.

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

Interest Rate Risk

Floating rate credit facility

At December 31, 2010, there were no borrowings on our $110.0 million floating rate credit facility. The carrying value of the floating rate credit facility approximates fair value as the interest rate is variable and resets frequently. Changes in interest rates generally do not affect the fair value of our credit facility, but do affect earnings and cash flow. The credit facility bears interest at the Eurodollar rate or the prime rate, which was approximately 1.56% (one month rate) (including margin) and 3.25%, respectively, at December 31, 2010. We expect to borrow approximately $62.0 million from our credit facility during fiscal year 2011. We estimate that the average amount of debt outstanding under the facility for fiscal 2011 will be approximately $10.0 million. Therefore, a one-percentage point increase in interest rates would result in an increase in interest expense of $100 thousand for the year. We do not manage the interest rate risk on our credit facility through the use of derivative instruments.

Fixed rate debt

At December 31, 2010, our short-term and long-term fixed rate debt comprised of our $150.0 million senior notes and $40.0 million term loan of which $25.0 million is outstanding at December 31, 2010. Changes in interest rates generally affect the fair value of our fixed rate debt instruments. We do not have an obligation to repay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on us. We believe that the interest rate on our term loan approximates the current rate available for similar types of financing and as a result the carrying amount approximates the fair value. We do not manage the interest rate risk on our fixed rate debt through the use of derivative instruments.

We do not believe that the future market rate risk related to our floating rate credit facility and fixed rate debt will have a material impact on our financial position, results of operations or liquidity.

Other Market Risks

Utility consumption rates

Our daily average electrical demand is approximately 35 megawatts to operate production equipment in manufacturing our products. We are currently a full-service bundled utility customer of Southern California Edison. Due to higher projected production in 2011, our electricity costs are expected to be higher than 2010 levels. In 2010, our electricity costs accounted for 1.9% of our cost of goods sold compared to approximately 2.8% in 2009.

At full capacity, we generally utilize a daily average of approximately 12,000 million British thermal units, or MMBTUs, of natural gas to produce our products. To stabilize price volatility, we regularly use a risk management approach to fix the price on portions of our natural gas requirements up to two years ahead through financial and/or physical hedging arrangements.

We currently have in place fixed price purchase agreements for approximately 6% of our natural gas commodity requirements for 2011. We continue to monitor the near and long term price trends of natural gas and may enter into additional purchase agreements when we deem it appropriate or when opportunities present themselves. In 2010, our natural gas costs accounted for approximately 1.6% of our cost of goods sold compared to approximately 2.4% in 2009.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements required to be filed hereunder are set forth on pages F-1 through F-20.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

With the participation of management, our President and Chief Executive Officer and the Executive Vice President, Finance and Administration evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Administration concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2010.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of management, our President and Chief Executive Officer and the Executive Vice President, Finance and Administration conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth our Directors and executive officers as of December 31, 2010. Directors are elected to terms of one year. All Directors hold their positions until their term expires and until their respective successor is elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors until their term expires and their successor is duly chosen and qualified.

Name	Age	Position
Hiroshi Adachi	55	Chairman of the Board of Directors
Aristides Corbellini	63	Director
Kazuo Fujisawa	52	Director
Renato Almeida	50	Director
Vicente Wright	58	President and Chief Executive Officer
Brett Guge	56	Executive Vice President, Finance and Administration and Corporate Secretary
Ricardo Bernardes	47	Executive Vice President, Commercial
Toshiyuki Tamai	59	Executive Vice President, Operations

Hiroshi Adachi began serving as Chairman of the Board of Directors on April 1, 2010. Before serving as Chairman of the Board of Directors, Mr. Adachi served as a Director from April 2007. He is currently President of JFE Steel America, Inc. since April 2007. From 1980 to 2006, Mr. Adachi has held various management positions at NKK Corporation, NKK America and JFE Steel Corporation with a primary focus on sales. From 1990 to 1994, he was stationed in Los Angeles, California, as Manager. He graduated from Tokyo University in 1980 with a Bachelor’s Degree in Economics and from John Molson School of Business, Concordia University in Montreal, Canada with a Master’s Degree in Business Administration in 1986.

Aristides Corbellini has served as a Director since October 2008. He also serves as Director of Vale Steel Department, a position he has held since September 2008. Before joining Vale, he was President and CEO of ThyssenKrupp Companhia Siderúrgica do Atlântico, a 5.2 billion euro joint venture of ThyssenKrupp Steel with Vale, since its incorporation in September 2004. Mr. Corbellini originally joined ThyssenKrupp Steel in 1998 to establish Galvasud S.A., a joint venture between ThyssenKrupp Steel and Companhia Siderúrgia Nacional. In his position of President and CEO, he was responsible for this $250 million investment. Mr. Corbellini started his career at Westinghouse Electric Co. In 1974, he moved onto Snamprogetti, the engineering subsidiary of E.N.I., the Italian state oil company. After two years, Mr. Corbellini joined the Petrobras Group, where he remained for eleven years, until 1987, during the last five years as the Executive Director of Petrobras International Trade arm. Between 1987 and 1998, Mr. Corbellini worked as a private entrepreneur. During this period he founded institutions such as Boss-Assessoria de Comércio International S/C, an international consulting and steel trader, and Novatrading S.A., a trading company in partnership with Thyssen Stahlunion of Dusseldorf, Germany. He graduated from Politécnico di Milano in Italy with a Doctorate Degree in Electrical Engineering and from Pontificia Universidade Católica do Rio de Janeiro – PUC in Brazil with an Electrical Engineering degree.

Kazuo Fujisawa has served as a Director since April 2010. He is currently General Manager of Overseas Business Planning within the Corporate Planning Department of JFE Steel Corporation, a position he has held since 2006. Mr. Fujisawa joined NKK Corporation in 1982, and has held management positions in sales, engineering and in an assistant role to Chief Executive Officers. After NKK Corporation merged with Kawasaki Steel to create JFE Steel in 2003, he has held positions in the Corporate Planning Department. He graduated from Seattle University, Seattle, Washington in 1980 with a Bachelor’s Degree in Liberal Arts and from Sophia University, Japan in 1982 with a Bachelor’s Degree in the Foreign Languages.

Renato Almeida has served as a Director since July 2008. He is currently Department Director n Vale’s Head Office in Brazil, since January 2011. He was Managing Director in Vale Asia Corporation in Tokyo, Japan from 2006 until December 2010. Before that position, Mr. Almeida was Commercial Director of Minerações Brasileiras Reunidas in Belo Horizonte, Brazil and General Manager of Marketing for Vale S.A. (formerly Companhia Vale do Rio Doce) in Rio de Janeiro, Brazil. He graduated from Universidade Federal de Minas Gerais in Brazil with a Mechanical Engineering degree and from Fundacão Dom Cabral in Brazil with a Master’s Degree in Business Administration.

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

Brett Guge began serving as Executive Vice President, Finance and Administration in 2010 overseeing all financial and administrative matters and has served as Corporate Secretary since May 1997. From 1994 to 1997, he served as the Manager of Administration of Gallatin Steel. From 1983 to 1994, he was employed by Alcoa where he held positions as the Superintendent of Industrial Relations and Employment, Supervisor of Employee Relations and Superintendent of Industrial Relations and Training. Mr. Guge graduated from the University of Tennessee with a Bachelor’s Degree in Communications, and from Xavier University with a Master’s Degree in Business Administration.

Ricardo Bernardes began serving as Executive Vice President, Commercial in 2010 overseeing slab acquisition and transportation and product sales. He joined California Steel in September 2003 as Executive Vice President, Finance and Chief Financial Officer. Mr. Bernardes held various financial and executive positions in Brazil with RBS Group from November 1995 to July 2003, including the positions of Executive Director of Business Development, CFO Media, Broadcasting Finance Director and Telecommunications Director. He is familiar with the steel industry from his work on various projects as a senior consultant for Booz Allen & Hamilton in Latin America and from his work experience with the Gerdau Group. Mr. Bernardes holds a Master of Business Administration Degree from the University of California, Los Angeles.

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

Board Committees

Our Board of Directors has a Compensation Committee and an Operations and Finance Committee.

The Compensation Committee is comprised of four members: Mr. Hiroshi Adachi, Chairman, and Mr. Kazuo Fujisawa, Director, both of JFE Steel Corporation, and Mr. Aristides Corbellini, Director, and Mr. Renato Cantanhede, both of Vale S.A. (formerly Companhia Vale do Rio Doce). This committee met once during 2010 The Compensation Committee reviews compensation packages for our officers and prepares the executive compensation proposal to the Board.

The Operations and Finance Committee is comprised of four members including Mr. Hiroshi Adachi , Chairman, and Mr. Kazuo Fujisawa, Director, both of JFE Steel Corporation, and Mr. Renato Almeida, Director, and Mr. Marcelo Tertuliano, both of Vale S.A. (formerly Companhia Vale do Rio Doce). This committee met twice during 2010. The Operations and Finance Committee mainly reviews our investment plans, business plan, annual operating plan and budget. The Operations and Finance Committee is also responsible for reviewing our operating results and performance.

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

Elements of Executive Compensation

The executive compensation system is designed to achieve the objectives of California Steel and reward Executive Officer performance in three ways:

•

Base Salary – California Steel seeks to provide a base salary to each of the Executive Officers which is competitive and will retain executives and thus provide stability and continuity within senior management. Base salary is benchmarked from time to time within the steel industry and other manufacturing sectors and is subject to adjustment on an annual basis in the form of cost of living adjustment applicable to all Executive Officers and/or individual changes. All Executive Officers were given a 2.0% increase in base salary in 2010.

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

(i) Executive Income Sharing – There is a separate income sharing plan for the Executive Officers which provides an additional reward and incentive to the Executive Officers for maximizing corporate profitability. The income sharing component of the Executive Incentive Plan is based on a pool amount equal to 0.5% of our income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments. The Executive Officers participate in the pool based on a fixed percentage for each executive position, subject to a maximum. The percentage allocation of each executive and the basis for determining the executive income sharing pool is subject to review and approval of our Board of Directors.

(ii) Target Achievement – The second component of the Executive Incentive Plan is an individual target achievement component which rewards each Executive Officer with points for performance in a number of target areas. Target areas include general Company performance targets for all Executive Officers such as cash flow, on-

time performance and plant safety and more specific target areas for individual Executive Officers such as yield, margin, inventory, sourcing of manufacturing inputs and sales. Finally, each Executive Officer is further given targets for improving management competencies in areas such as initiative, innovation, teamwork, resource utilization, governance and adherence to our principals. Points are awarded in ranges and the point total for each Executive Officer corresponds with a range of incentive bonus values, with higher point values earning greater bonus awards, subject to a maximum amount for each officer.

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

Participants may authorize us to contribute to the 401(k) Plan on their behalf a percentage of their compensation, not to exceed legally permissible limits, including an overall dollar limit of $16,500 for 2010 and $5,500 as a catch-up contribution for those participants who are 50 years old or older at December 31, 2010. The 401(k) Plan provides for our discretionary matching and profit sharing contributions. We currently match 100% of the participant’s deferral equal to 4% of his or her compensation and an additional 50% of deferrals equal to the next 2% of the participant’s compensation under the 401(k) Plan each year. Deferrals made with respect to the Employee Profit-Sharing Plan are not subject to matching contributions. Each plan year we may also elect to make an additional contribution to the 401(k) Plan. This discretionary employer contribution, if we make it, is allocated to each participant’s account based on the participant’s compensation (as defined under the Plan) for the year relative to the compensation of all participants for that year. In order to share in the allocation of the discretionary employer contribution, if any, a participant must complete 1,000 hours of service in the plan year.

Furthermore, the President and Chief Executive Officer, the Executive Vice President, Commercial and Executive Vice President, Operations, who are dispatched personnel from our two stockholders located in Japan and Brazil, receive certain additional extended paid home leave and expense reimbursements (which are described in greater detail below). These benefits are intended to compensate the dispatched personnel for the hardships of working for extended periods outside of their home country.

Summary Compensation Table

The following summary compensation table sets forth information regarding compensation earned in the fiscal years 2010, 2009 and 2008 by our Principal Executive Officer, Principal Financial Officer and each of our other three most highly compensated executive officers.

Summary Compensation Table

						Change in
						Pension
						Value
		Annual Compensation				and Non-	All
				Stock	Incentive	Qualified	Other
				and	Compens-	Deferred	Compens-
				Option	ation	Compensation	ation
Name and Principal Position	Year	Salary	Bonus	Awards	(2)	Earnings	(3)	Total
Masakazu Kurushima (1)	2008	$195,272	$—	n/a	$5,159	$—	$11,194	$211,625
President and Chief Executive Officer
Vicente Wright (1)	2010	398,175	—	n/a	3,519	—	114,520	516,214
President and Chief	2009	390,544	—	n/a	122,104	—	46,430	559,078
Executive Officer	2008	193,770	—	n/a	9,168	—	51,798	254,736
Brett Guge	2010	236,369	—	n/a	3,519	86,653	33,203	359,744
Executive Vice President,	2009	231,839	—	n/a	80,824	83,170	22,122	417,955
Finance & Administration & Corporate Secretary	2008	231,839	—	n/a	14,327	88,600	67,759	402,525
Ricardo Bernardes	2010	256,885	—	n/a	3,519	—	43,642	304,046
Executive Vice President,	2009	251,962	—	n/a	85,324	—	78,594	415,880
Commercial	2008	251,962	—	n/a	14,327	—	100,557	366,846
Toshiyuki Tamai	2010	256,885	—	n/a	3,519	—	76,480	336,884
Executive Vice President,	2009	251,962	—	n/a	68,449	—	55,243	375,654
Operations	2008	251,962	—	n/a	14,327	—	69,315	335,604
James Wilson (*)	2008	231,839	—	n/a	14,327	160,332	61,081	467,579
Vice President, Commercial

(*)	- James Wilson resigned from California Steel to pursue other interest on January 8, 2009.
(1)	Mr. Vicente Wright took over the position following the resignation of Mr. Masakazu Kurushima on July 1, 2008 as Mr. Kurushima became Chairman of the Board of Directors.

(2)	Incentive compensation is composed of participation by the Executive Officers in the Employee Profit Sharing Plan and the Executive Incentive Plan. The breakdown for each Executive between the two plans for fiscal years 2010, 2009 and 2008 is as follows:

Name	Year	Employee Profit Sharing Plan	Executive Incentive Plan	Total Incentive Compensation
Masakazu Kurushima	2008	$5,159	$—	$5,159
Vicente Wright	2010 2009 2008	3,519 893 9,168	— 121,211 —	3,519 122,104 9,168
Brett Guge	2010 2009 2008	3,519 893 14,327	— 79,931 —	3,519 80,824 14,327
Ricardo Bernardes	2010 2009 2008	3,519 893 14,327	— 84,431 —	3,519 85,324 14,327
Toshiyuki Tamai	2010 2009 2008	3,519 893 14,327	— 67,556 —	3,519 68,449 14,327
James Wilson	2008	14,327	—	14,327

(3)	See “Summary Compensation Table – All Other Compensation” below for details of all other compensation.

Summary Compensation Table -

All Other Compensation

Name	Year	Perquisites		Tax Reimburse- ment	Lump Sum Payment (1)	Company Contributions to Defined Contribution Plan (2)	Total of All Other Compensation
Masakazu Kurushima	2008	$6,525	(3)	$4,669	$—	$—	$11,194
Vicente Wright	2010	65,797	(4)	36,436	—	12,287	114,520
	2009	23,917	(5)	18,007	—	4,506	46,430
	2008	9,532	(6)	6,411	26,166	9,689	51,798
Brett Guge	2010	13,149	(7)	7,959	—	12,095	33,203
	2009	12,930	(7)	6,517	—	2,675	22,122
	2008	34,999	(7)	6,259	15,533	10,968	67,759
Ricardo Bernardes	2010	20,856	(8)	10,507	—	12,279	43,642
	2009	43,153	(9)	32,534	—	2,907	78,594
	2008	43,453	(10)	29,223	16,881	11,000	100,557
Toshiyuki Tamai	2010	52,966	(11)	23,514	—	—	76,480
	2009	33,380	(12)	21,863	—	—	55,243
	2008	35,247	(13)	17,187	16,881	—	69,315
James Wilson	2008	27,128	(7)	6,502	15,533	11,918	61,081

(1)	Represents a one-time special lump sum payment approved by the Board of Directors of 6.7% of the base salary.
(2)	Represents matching contributions made to the executive’s account in the Company’s 401(k) plan.
(3)	Represents $5,875 in car allowance and $650 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(4)	Represents $11,860 in car allowance and $53,937 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(5)	Represents $11,750 in car allowance and $12,167 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(6)	Represents $7,211 in car allowance and $2,321 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(7)	Represents car allowance and other fringe benefits.
(8)	Represents $12,250 in car allowance and $8,606 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

(9)	Represents $11,832 in car allowance and $31,321 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(10)	Represents $9,750 in car allowance and $33,703 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(11)	Represents $12,250 in car allowance and $40,716 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(12)	Represents $11,250 in car allowance and $22,130 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.
(13)	Represents $11,250 in car allowance and $23,997 in medical expenses and home leave reimbursements. Home leave reimbursement is paid to executives who are foreign nationals in connection with trips by them and their family members to their country of origin.

Pension Benefits

We currently have no defined benefit pension plan.

Non-Qualified Defined Benefit and Deferred Compensation Plans

The following table sets forth the non-qualified deferred compensation benefits payable to the named executive officer for the fiscal year ended 2010. The benefits mentioned below are calculated under the plan as described below.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefits	Payment During Last Fiscal Year
Brett Guge	SERP	11	556,026	—

Supplemental Executive Retirement Plan

On September 19, 2000, California Steel entered into a Supplemental Executive Retirement Plan with Brett J. Guge, Executive Vice President, Finance and Administration and Corporate Secretary, who has been employed with us since 1997, intended to induce Mr. Guge to remain in our employ. Upon his retirement, we are obligated to pay Mr. Guge a monthly benefit for 180 months calculated as follows: one-twelfth of the product of 2.5% multiplied by the number of years he is employed with us limited to 18 years, multiplied by his average annual compensation, using a 5% discounted rate. “Annual Compensation” is defined in the Plan to include average salary plus short-term incentive payments over the highest three years in the last five years. This benefit vests at the rate of 4% per year, continuing yearly except for the year Mr. Guge turns 65, when the vesting will be 24%. The payment of the vested portion of this benefit will start at the first day of the month following the month in which Mr. Guge reaches age 65. Upon death of the Executive, we agree to pay the benefits to the Executive’s designated beneficiary. At December 31, 2010, he was vested 44% under this agreement. In the event of a change in control in which the successor does not assume liabilities under these Plans, we will pay to Mr. Guge a single lump sum payment equal to the present value of the retirement benefit.

Severance and Change in Control Payments

See description of Supplemental Executive Retirement Plans under the “Non-Qualified Defined Benefit and Deferred Compensation Plans” item above.

Director Compensation

No compensation payments are made to Directors or Committee Members of California Steel. However, JFE Steel Corporation and Vale S.A. (formerly Companhia Vale do Rio Doce) were paid by us for providing the services of the Directors and the Committee Members for fiscal year 2010. The payment for Directors, except the Chairman, was $3,000 per month and $1,000 per month for committee members. For services of the Chairman of the Board of Directors, we paid JFE Steel Corporation $476,430 during fiscal 2010.

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

Dispatched Personnel

Pursuant to agreements with our stockholders Vale S.A. (formerly Companhia Vale do Rio Doce), and JFE Steel Corporation, certain of our executive officers and employees coming from the stockholders are treated as dispatched personnel, which means that these executive officers and employees retain active employment status in their home country with the stockholder who appointed them. These agreements further require that we provide certain benefits to employees who have been sent by a stockholder to work at California Steel, such as extended home leave, home leave reimbursements and some other benefits. We further have an agreement with our stockholder, JFE Steel Corporation, to reimburse JFE Steel Corporation for the salary of employees who are designated as dispatched personnel, whereas dispatched personnel from our stockholder, Vale S.A. (formerly Companhia Vale do Rio Doce), are paid directly by us.

Executive officers who in 2010 were treated as dispatched personnel from JFE Steel Corporation and its subsidiaries included only Toshiyuki Tamai. Executive officers who in 2010 were treated as dispatched personnel from Vale S.A. (formerly Companhia Vale do Rio Doce) and its subsidiaries included Vicente Wright and Ricardo Bernardes. Notwithstanding the retention of formal active status, all individuals designated as dispatched personnel are full time employees of California Steel.

The compensation and benefits of executive dispatched personnel, including any home leave reimbursement, is set forth in the Summary Compensation Table in Item 11.

Compensation Committee Interlocks and Inside Participation

Mr. Hiroshi Adachi, Chairman, Mr. Aristides Corbellini, Director, Mr. Kazuo Fujisawa, Director, and Mr. Renato Cantanhede served as members of our Compensation Committee. None of the members of the Compensation Committee was, during 2010, an officer, employee or formerly an officer or employee of California Steel.

Mr. Adachi served as President of JFE Steel America, Inc. during 2010. In 2010, Mr. Fujisawa served as General Manager of Overseas Business Planning, Corporate Planning Department of JFE Steel Corporation. In 2010, Mr. Corbellini served as Director of Vale S.A. Steel Department (Companhia Vale do Rio Doce). In 2010, Mr. Cantanhede served as Benefits Manager for Vale S.A. (formerly Companhia Vale do Rio Doce).

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

The following table sets forth, as of December 31, 2010, information regarding the shares of our common stock beneficially owned by each stockholder that beneficially owns in excess of 5% of the outstanding shares of our common stock. No director or named executive officer beneficially owns any shares of our common stock.

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

We have transactions in the normal course of business with JFE Steel Corporation, an affiliated company. During 2010, we purchased $70.0 million of goods and services and recorded revenues of $67.3 million from JFE Steel Corporation. We conducted arms-length negotiations with JFE Steel Corporation in 2010. The executive officer negotiating the market price for the steel slab was the Executive Vice President, Commercial.

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

On May 22, 2009, Companhia Vale do Rio Doce changed its legal name to Vale S.A.

Item 14.	Principal Accounting Fees and Services

Aggregate fees billed by principal accountant in the past two years.

	2010	2009
Ernst & Young, LLP
Audit Fees	$230,000	$264,000
Audit Related Fees	$48,713	$97,067
Tax Fees	$131,498	$436,370
Other Fees	$38,942	$18,000

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

California Steel Industries, Inc.

We have audited the accompanying balance sheets of California Steel Industries, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the information included in the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Steel Industries, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

March 23, 2011

California Steel Industries, Inc.

Balance Sheets

	December 31,
	2010	2009
	(In Thousands, except for share amounts)
Assets
Current assets
Cash and cash equivalents	$27,719	$61,671
Trade accounts receivable, excluding affiliated company, less allowance for doubtful accounts of $925 and $700 in 2010 and 2009, respectively	64,992	23,916
Trade accounts receivable, affiliated company	996	192
Inventories	187,313	185,068
Prepaid income taxes	17,666	16,160
Deferred income taxes	3,258	—
Other receivables and prepaid expenses	3,661	2,201

Total current assets	305,605	289,208
Other assets	18,750	19,646
Property, plant and equipment, net	276,511	276,593

Total assets	$600,866	$585,447

Liabilities and stockholders’ equity
Current liabilities
Accounts payable, excluding affiliated company	$47,169	$39,793
Accounts payable, affiliated company	2,405	—
Accrued interest expense	2,909	3,010
Accrued utilities	2,255	1,433
Deferred income taxes	—	6,682
Other accrued expenses	7,234	6,290
Current portion of long-term debt	10,000	10,000

Total current liabilities	71,972	67,208

Other liabilities	3,112	2,506
Long-term debt	165,000	175,000
Deferred income taxes	49,160	40,062
Commitments and contingencies
Stockholders’ equity
Class A preferred stock, $10,000 par value per share. Authorized 1,000 shares; none issued	—	—
Class B preferred stock, $10,000 par value per share. Authorized 2,000 shares; none issued	—	—
Class C preferred stock, $10,000 par value per share. Authorized 3,000 shares; none issued	—	—
Common stock, no par value. Authorized 5,000 shares; 4,000 shares issued and outstanding	40,000	40,000
Retained earnings	271,622	260,671

Total stockholders’ equity	311,622	300,671

Total liabilities and stockholders’ equity	$600,866	$585,447

See accompanying notes.

California Steel Industries, Inc.

Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Net sales:
Net sales, excluding affiliated company	$1,008,867	$520,123	$1,415,036
Affiliated company	67,301	31,685	95,577

Total net sales	$1,076,168	$551,808	$1,510,613
Cost of sales
Cost of sales, excluding lower of cost or market adjustment	1,001,041	516,620	1,320,739
Lower of cost or market adjustment	12,850	44,500	135,000

Gross profit (loss)	62,277	(9,312)	54,874
Selling, general and administrative expenses	19,735	17,481	22,779
Loss on disposition of property, plant and equipment	1,093	485	3,256

Income (loss) from operations	41,449	(27,278)	28,839
Other (expense) income:
Interest expense, net	(9,024)	(8,159)	(8,823)
Other, net	2,907	8,492	(409)

Income (loss) before income tax expense (benefit)	35,332	(26,945)	19,607
Income tax expense (benefit)	9,938	(13,844)	6,332

Net income (loss) available to common stockholders	$25,394	$(13,101)	$13,275

See accompanying notes.

California Steel Industries, Inc.

Statements of Stockholders’ Equity

	Common Stock	Retained Earnings	Total Stockholders’ Equity
	(In Thousands, except shares and per share amounts)
Balance at December 31, 2007	$40,000	$287,422	$327,422
Net income	—	13,275	13,275
Cash dividends:
Common stock, $6,731 on 4,000 shares	—	(26,925)	(26,925)

Balance at December 31, 2008	40,000	273,772	313,772
Net loss	—	(13,101)	(13,101)

Balance at December 31, 2009	40,000	260,671	300,671
Net income	—	25,394	25,394
Cash dividends:
Common stock, $3,611 on 4,000 shares	—	(14,443)	(14,443)

Balance at December 31, 2010	$40,000	$271,622	$311,622

See accompanying notes.

California Steel Industries, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In Thousands)
Operating activities
Net income (loss)	$25,394	$(13,101)	$13,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,346	32,811	33,013
Deferred income taxes	(842)	(6,588)	955
Gain on sale of environmental credits	—	(438)	—
Loss on disposition of property, plant and equipment	1,093	485	3,256
Inventory write-down	12,850	44,500	135,000
Changes in assets and liabilities:
Trade accounts receivable, excluding affiliated company, net	(41,076)	20,972	19,204
Trade accounts receivable, affiliated company	(804)	(136)	3,217
Inventories	(15,095)	(5,422)	(101,909)
Prepaid income taxes	(1,506)	59,355	(61,020)
Other receivables and prepaid expenses	(1,803)	713	997
Accounts payable, excluding affiliated company	7,376	(26,186)	14,295
Accounts payable, affiliated company	2,405	(30)	(222)
Accrued interest expense	(101)	(64)	236
Other accrued expenses and liabilities	2,372	(4,413)	2,297

Net cash provided by operating activities	21,609	102,458	62,594
Investing activities
Additions to property, plant and equipment	(30,375)	(48,231)	(48,974)
Proceeds received for the sale of environmental credits	—	1,519	—
(Removal costs), net of proceeds from sale of property, plant and equipment	(743)	45	(2,037)
Additions to intangible assets	—	—	(908)

Net cash used in investing activities	(31,118)	(46,667)	(51,919)
Financing activities
Net repayments on line-of-credit	—	—	(26,500)
(Repayments) borrowings of long-term debt	(10,000)	(5,000)	40,000
Dividends paid	(14,443)	—	(26,925)

Net cash used in financing activities	(24,443)	(5,000)	(13,425)

Net (decrease) increase in cash and cash equivalents	(33,952)	50,791	(2,750)
Cash and cash equivalents at beginning of year	61,671	10,880	13,630

Cash and cash equivalents at end of year	$27,719	$61,671	$10,880

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)	$8,914	$8,297	$9,834

Income taxes (net of amount refunded)	$11,464	$(66,422)	$68,097

See accompanying notes.

California Steel Industries, Inc.

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

•

to net sales, affiliated company, $31.7 million and $95.6 million for the years ended 2009 and 2008, respectively, which were previously reported in net sales, excluding affiliated company on our statements of operations;

•

to trade accounts receivable, affiliated company, $(136) thousand and $3.2 million for the years ended 2009 and 2008, respectively, which were previously reported in trade accounts receivable, excluding affiliated company on our statements of cash flow.

•

to accounts payable, affiliated company, $(30) thousand and $(222) thousand for the years ended 2009 and 2008, respectively, which were previously reported in accounts payable, excluding affiliated company on our statements of cash flow.

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

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. These bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2010 and 2009, we had cash balances with banks in excess of the federally insured limit.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method of inventory accounting. We routinely evaluate the carrying value of inventories and provide reserves when appropriate to reduce inventories to the lower of cost or market to reflect estimated net realizable value. In 2010 and 2009, our inventory was written down to the lower of cost or market value by $12.9 million and $44.5 million, respectively.

Deferred Financing Costs

Debt issuance costs are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related debt agreement. These costs are included in other assets in the 2010 and 2009 balance sheets. Amortization of issuance costs is included as a component of interest expense and amounted to $343 thousand, $353 thousand and $353 thousand for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Indefinite-Lived Purchased Intangible Assets

We account for purchased intangible assets with indefinite useful lives in accordance with the accounting standard related to intangibles assets, which prohibits the amortization of purchased intangible assets with indefinite lives. This accounting standard requires that purchased intangible assets with indefinite lives be reviewed for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount of an intangible asset exceeds its estimated fair value, an impairment loss is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the indefinite-lived purchased intangible assets. When intangible assets with indefinite useful lives are sold or otherwise disposed of, the cost is eliminated, and any related gain or loss is included in the statement of operations. The amount of purchased intangible assets with indefinite lives was approximately $2.9 million at December 31, 2010 and 2009 and is included in other assets on the balance sheets.

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

Revenue Recognition

Revenue is recognized when products are shipped or delivered to the customer, depending on the terms of the sale. For products shipped FOB shipping point, revenue is recognized at the time of shipment when title and risk of loss are transferred to the customer. For products shipped FOB destination, revenue is recognized at the time of delivery when title and risk of loss are transferred to the customer. Sales to the affiliated company are at current market rates and terms. In certain cases, at the customer’s request, we will enter into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. Revenue on such transactions is recognized when the product is ready for shipment, and only after all conditions set forth under ASC Topic 605 have been met. As of December 31, 2010 and 2009, we had approximately 4,200 tons and 400 tons, respectively, of bill and hold product. Based on our average sales price at December 31, 2010 and 2009, the sales revenue was approximately $3.2 million and $250 thousand, respectively.

Shipping Costs

We charge shipping fees to certain customers based upon the actual amounts incurred. Amounts billed for shipping costs are included in net sales. We include the associated shipping costs in cost of sales, excluding lower of cost or market adjustment.

California Steel Industries, Inc.

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

2. Inventories

Inventories consist of the following at December 31 (dollars in thousands):

	2010	2009
Finished goods	$23,963	$11,294
Work in process	40,942	17,164
Raw materials	101,781	137,234
Supplies	20,627	19,376

	$187,313	$185,068

3. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31 (dollars in thousands):

	2010	2009
Land	$14,432	$14,432
Plant and equipment	674,309	592,474
Plant refurbishment costs	22,220	22,220
Furniture and fixtures	14,648	13,882
Construction in progress	2,447	66,932

	728,056	709,940
Accumulated depreciation	(451,545)	(433,347)

	$276,511	$276,593

Depreciation expense was $31.0 million, $32.5 million and $32.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Capitalized interest was $1.8 million, $2.4 million and $688 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

California Steel Industries, Inc.

Notes to Financial Statements (continued)

4. Leases

We are obligated under various equipment leases that expire at various dates during the next five years. At December 31, 2010, the future minimum lease payments under non-cancelable operating leases with commitments of at least one year are as follows (dollars in thousands):

Year ending December 31:
2011	$864
2012	415
2013	145
2014	10
2015	4

$1,438

Rental expense under operating leases totaled $1.2 million, $1.1 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

5. Notes Payable and Long-Term Debt

In September 2010, we entered into a five-year $110.0 million credit facility with Wells Fargo Bank, N.A., as administrative agent and lender. Subject to the satisfaction of customary conditions and a borrowing base, advances under this facility may be made at any time prior to the credit facility termination date. The credit facility is collateralized by accounts receivable and inventory. Advances under this facility may be used for letters of credit, working capital, capital expenditures, payment of dividends and other lawful corporate purposes, including the refinancing of existing debt. This credit facility replaced the existing $110.0 million credit facility with Mizuho Corporate Bank which matured on September 29, 2010.

At our election, the amounts advanced under the credit facility bear interest at the base rate or the Eurodollar rate, plus the applicable margin. Interest is generally payable monthly and any accrued interest and principal is due and payable in September 2015. There were no outstanding borrowings as of December 31, 2010. We had $110.0 million of borrowings available under the Facility as of December 31, 2010. The credit facility requires compliance with certain covenants and restrictions with regard to the interest coverage ratio, tangible net worth and shareholder distributions. We were in compliance with all covenants and restrictions at December 31, 2010.

Fees incurred on the credit facility are being amortized over the term of the loan. The unamortized amount of financing costs were $340 thousand and $83 thousand at December 31, 2010 and 2009, respectively, and are classified as other assets in the balance sheets.

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

California Steel Industries, Inc.

Notes to Financial Statements (continued)

5. Notes Payable and Long-Term Debt (continued)

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

The unamortized portion of the financing costs related to the 6.125% senior notes due in 2014 was $776 thousand and $1.0 million at December 31, 2010 and 2009, respectively, and is classified as other assets in the balance sheet.

Long-term debt consisted of the following at December 31 (dollars in thousands):

	2010	2009
Senior notes bearing interest at 6.125% interest payable semiannually, due March 2014	$150,000	$150,000
Term loan bearing interest at 3.38% throught April 2010 and 3. 58% through April 2013. Interest payable quarterly, due April 2013	25,000	35,000
Revolving line of credit payable to Wells Fargo, N.A. consists of amounts advanced under $110.0 million bank facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable monthly, and any accrued interest and principal are due and payable in full in September 2015	—	—
Revolving line of credit payable to banks consists of amounts advanced under $110.0 million bank facility, bearing interest at either the Eurodollar rate or the base rate, plus the applicable margin. Interest is generally payable quarterly, and any accrued interest and principal are due and payable in full in September 2010	—	—

	175,000	185,000
Less current maturities	10,000	10,000

	$165,000	$175,000

California Steel Industries, Inc.

Notes to Financial Statements (continued)

5. Notes Payable and Long-Term Debt (continued)

The following are future maturities of long-term debt and credit facility for each of the next five years ending December 31 (dollars in thousands):

2011	$10,000
2012	10,000
2013	5,000
2014	150,000

$175,000

Interest expense was $10.6 million, $10.7 million and $10.8 million for the years ended 2010, 2009 and 2008, respectively.

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

During the years ended December 31, 2010 and 2008, dividends were declared and paid in the amount of $14.4 million and $26.9 million, respectively. No dividends were declared or paid for the year ended December 31, 2009.

7. Related-Party Transactions

We have transactions in the normal course of business with affiliated companies. We are 50% owned by JFE Steel Corporation, a Japanese corporation, and 50% owned by Vale Limited (formerly Rio Doce Limited), a subsidiary of Vale S.A. (formerly Companhia Vale do Rio Doce), a Brazilian corporation.

Purchases made from JFE Steel Corporation during the years ended December 31, 2010, 2009 and 2008 were $70.0 million, $84.6 million and $71.1 million, respectively. At December 31, 2010, we owed our affiliated company $2.4 million for goods and services. No amounts were owed our affiliated companies for goods and services at December 31, 2009.

California Steel Industries, Inc.

Notes to Financial Statements (continued)

7. Related-Party Transactions (continued)

During the years ended December 31, 2010, 2009 and 2008, we had revenues from JFE Steel Corporation, an affiliated company. Sales to the affiliated company are at current market rates and terms. At December 31, 2010, 2009 and 2008, net sales and accounts receivable to this related party were (dollars in thousands):

	Net Sales	Trade Receivables
December 31, 2010	$67,301	$996
December 31, 2009	$31,685	$192
December 31, 2008	$95,577	$56

8. Commitments and Contingencies

At December 31, 2010, we are committed, in the form of open purchase orders, to purchase approximately $141.3 million in steel slabs, of which $77.5 million are from a related party, material commitments for capital expenditures of $6.9 million, and the remaining $2.0 million in assorted other contractual commitments.

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

We are addressing environmental concerns caused by the former occupant at our Fontana site. We engaged an environmental consultant to conduct a remedial investigation and develop a remediation plan and remediation cost projections based upon the plan. Utilizing the remediation plan developed by the environmental consultant, we developed an estimate of future costs of the remediation plan. The total aggregate cost of remediation is estimated to be approximately $1.8 million, which is included in the other liabilities in the 2010 and 2009 financial statements. The DTSC has not yet completed its review and approval of our remediation plan; however, preliminary discussions between the DTSC and us have not indicated the need for any significant changes to the remediation plan or our estimate of related costs. The estimate of costs could change as a result of changes to the remediation plan required by the DTSC or unforeseen circumstances, including without limitations, unknown site conditions, changes to applicable regulations or increased enforcement requirements by the regulators existing at the site.

We are involved in legal actions and claims arising in the ordinary course of business. It is of our opinion, based on advice of legal counsel, that this litigation will be resolved without material effect on our financial position, results of operations, or liquidity.

California Steel Industries, Inc.

Notes to Financial Statements (continued)

9. Income Taxes

Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008, consists of the following (dollars in thousands):

	2010	2009	2008
Current:
Federal	$10,157	$(6,265)	$5,485
State	623	(991)	(108)

	10,780	(7,256)	5,377

Deferred:
Federal	109	(1,072)	278
State	(951)	(5,516)	677

	(842)	(6,588)	955

	$9,938	$(13,844)	$6,332

A reconciliation of income tax expense (benefit) (computed by applying the U.S. federal statutory tax rate of 35% to income before income tax expense (benefit) to actual income tax expense (benefit)) is as follows (dollars in thousands):

	2010	2009	2008
Computed statutory tax expense (benefit)	$12,366	$(9,431)	$6,863
State income taxes, net of federal expense (benefit)	1,926	(1,548)	1,127
Enterprise zone credits, net of federal benefit	(1,138)	(2,146)	—
State benefit, net of nexus liability, net of federal benefit	(2,670)	—	—
Increase (decrease) in reserve for uncertain tax positions, net of federal benefit	395	—	(1,232)
Other	(941)	(719)	(426)

	$9,938	$(13,844)	$6,332

California Steel Industries, Inc.

Notes to Financial Statements (continued)

9. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009, are as follows (dollars in thousands):

	2010	2009
Deferred tax assets:
Inventory	$2,213	$401
State taxes	1,510	309
Allowance for doubtful accounts	385	307
Accrued expenses	3,420	3,155
Net operating loss carryforward	3,021	2,734
Foreign tax credit carryforward	978	978
Enterprise zone credit carryforward	2,017	3,383
Other	23	26

Total gross deferred tax assets	13,567	11,293
Valuation allowance	(978)	(978)

Net deferred tax assets	12,589	10,315

Deferred tax liabilities:
Property, plant and equipment	(54,511)	(47,388)
Prepaid expenses	(3,578)	(3,853)
Inventory	—	(5,346)
Other	(402)	(472)

Total gross deferred tax liabilities	(58,491)	(57,059)

Net deferred tax liabilities	$(45,902)	$(46,744)

We recorded a valuation allowance to reduce our deferred tax asset attributable to foreign tax credits for taxes withheld on the sale of investment in an affiliated company. We considered future foreign source income in determining the need for the valuation allowance and have determined that it is more likely than not that we will not generate a significant amount of foreign source income to realize the foreign tax credits before expiration. Therefore, a valuation allowance for the full amount of the remaining foreign tax credit carry-forward was recorded as of December 31, 2010. Based on our historical pretax earnings, we believe it is more likely than not that we will realize the benefit of the remaining deferred tax assets existing at December 31, 2010.

California Steel Industries, Inc.

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

	2010	2009
Unrecognized tax benefits at the beginning of the period	$—	$—
Gross increases for tax positions	558	—

Unrecognized tax benefits at the end of the period	$558	$—

We account for uncertain tax positions in accordance with the accounting standard related to income taxes. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of December 31, 2010, we accrued interest and penalties to unrecognized tax benefits of $193 thousand. There was no accrued interest or penalties to unrecognized tax benefits at December 31, 2009. Included in the $558 thousand balance of unrecognized tax benefits at December 31, 2010 are tax positions of $467 thousand that would reduce our effective tax rate if recognized. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Plan expense for the three years ended December 31, 2010, 2009 and 2008, were $2.2 million, $523 thousand and $2.5 million, respectively.

California Steel Industries, Inc.

Notes to Financial Statements (continued)

10. Employee Benefit and Retirement Plans (continued)

Profit Sharing Plan

We sponsor a profit sharing plan under which contributions are established based on a pool amount, equal to 8% of our income before taxes excluding gain or loss on disposition of fixed assets and some other adjustments for the six months ended May and November. The basis for determining the profit sharing pool is subject to review and approval of our board of directors. The employee’s share in the pool amount is based on his or her length of service with us during the profit sharing period. Employees who voluntarily terminate their employment for reasons other than retirement before the end of the profit sharing period and employees whose employment is involuntarily terminated are not eligible to receive any profit sharing award. Profit sharing expense for the years ended December 31, 2010, 2009 and 2008, were $3.0 million, $781 thousand and $13.0 million, respectively.

11. Fair Value of Financial Instruments

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

Our financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. Our senior notes are reported at carrying value. The fair value of our senior notes is the asking price of our senior notes at the end of the fiscal year. The carrying value and fair value of our senior notes are $150.0 million and $148.7 million at December 31, 2010 and $150.0 million and $144.0 million at December 31, 2009, respectively. Management estimates that the carrying values of our other financial instruments approximate their value since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to year end.

California Steel Industries, Inc.

Notes to Financial Statements (continued)

12. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2010 and 2009 is as follows (dollars in thousands):

	Quarter
	1st	2nd	3rd	4th	Total
2010
Net sales	$232,744	$301,665	$313,875	$227,884	$1,076,168
Gross profit (loss) (1)	21,212	34,668	10,023	(3,626)	62,277
Income (loss) from operations operations (1)	16,224	29,654	5,154	(9,583)	41,449
Net income (loss) (1)	10,422	18,464	2,048	(5,540)	25,394
2009
Net sales	$147,067	$104,195	$146,983	$153,563	$551,808
Gross profit (loss) (2)	(21,253)	(2,472)	12,230	2,183	(9,312)
Income (loss) from operations operations (2)	(25,659)	(6,600)	7,916	(2,935)	(27,278)
Net income (loss) (2)	(15,333)	(2,827)	7,350	(2,291)	(13,101)

(1)	Reflects an inventory adjustment to the lower of cost or market of $800 thousand, $7.5 million and $4.6 million for the second, third and fourth quarters, respectively.
(2)	Reflects an inventory adjustment to the lower of cost or market for each of the four quarters of $35.0 million, $4.8 million, $2.0 million and $2.7 million, respectively.

13. Subsequent Event

On March 9, 2011, we gave notice of redemption to the holders of our senior notes pursuant to the terms of the indenture. The redemption price for the senior notes will be 101.021% of the face value of $150.0 million. The notice to redeem the notes is irrevocable and we expect to complete the redemption on April 8, 2011. On March 3, 2011, we entered into a five year $130.0 million unsecured term loan with Mizuho Corporate Bank to finance in part the redemption of the senior notes. The remaining balance of the redemption price will be financed from our credit facility with Wells Fargo Bank.

CALIFORNIA STEEL INDUSTRIES, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		(1) Deductions to Reserve	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
A/R Allowance
Year ended December 31, 2010	$700,000	$225,000	$—	$—	$925,000
Year ended December 31, 2009	$1,550,000	$173,000	$—	$1,023,000	$700,000
Year ended December 31, 2008	$400,000	$1,150,000	$—	$—	$1,550,000
Tax Valuation Allowance
Year ended December 31, 2010	$978,000	$—	$—	$—	$978,000
Year ended December 31, 2009	$1,036,000	$(58,000)	$—	$—	$978,000
Year ended December 31, 2008	$1,036,000	$—	$—	$—	$1,036,000
Inventory Reserve
Year ended December 31, 2010	$726,000	$(666,000)	$—	$—	$60,000
Year ended December 31, 2009	$—	$726,000	$—	$—	$726,000

(1)	Represents write-off of customer receivables against allowance for doubtful accounts.

S-1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA STEEL INDUSTRIES, INC.

March 23, 2011	By:	/s/ VICENTE WRIGHT
Vicente Wright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ VICENTE WRIGHT Vicente Wright	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2011

/S/ BRETT GUGE Brett Guge	Executive Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 23, 2011

/S/ HIROSHI ADACHI Hiroshi Adachi	Chairman of the Board	March 23, 2011

/S/ ARISTIDES CORBELLINI Aristides Corbellini	Director	March 23, 2011

/S/ KAZUO FUJISAWA Kuzuo Fujisawa	Director	March 23, 2011

/S/ RENATO ALMEIDA Renato Almeida	Director	March 23, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended by Amendment to the Certificate of Incorporation filed June 6, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation filed on August 2, 1984 with the Delaware Secretary of State, as amended by the Certificate of Amendment to the Certificate of Incorporation file on January 12, 1988 with the Delaware Secretary of State, and as amended by the Certificate of Ownership merging California Steel Industries Tubular Products, Inc. into the Registrant, filed with the Delaware Secretary of State on December 20, 1993. (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed July 27, 1999, with the Delaware Secretary of State. (2)

3.3	Certificate of Amendment to the Certificate of Incorporation filed July 24, 2006, with the Delaware Secretary of State. (3)

3.4	Restated Bylaws of the Registrant dated as of April 1, 2008. (4)

4.1	Indenture, dated as of March 22, 2004, between the Registrant and U.S. Bank National Association, Trustee. (5)

4.2	Specimen Series A note – 6.125% Senior Notes due 2014 (included in Exhibit 4.4). (5)

4.3	Shareholders’ Agreement, dated April 1, 2008, by and among Vale Limited (formerly Rio Doce Limited), Vale S.A. (formerly Companhia Vale do Rio Doce), and JFE Steel Corporation. (6)

10.1	Credit Agreement dated as of September 29, 2010, by and between California Steel Industries, Inc., and Wells Fargo Bank, National Association (7)

10.2	Term Loan Agreement dated March 28, 2008 by and among California Steel Industries, Inc., and The Bank of Tokyo-Mitsubishi, Ltd. (8)

14.1	Revised Code of Ethics. (9)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Finance and Administration pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Finance and Administration pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, File No. 333-79587, as filed with the Securities and Exchange Commission on May 28, 1999, as amended.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 28, 2002.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on October 27, 2006.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on July 28, 2008.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on April 28, 2004.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on October 27, 2010.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on April 25, 2008.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 28, 2007.